Form 10-Q
period 2011-06-30
New Mountain Finance Holdings, L.L.C.
filed 2011-08-11
CIK 1491925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 814-00839

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C

(Exact name of registrant as specified in its charter)

Delaware	26-3633318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue 48th Floor New York, N.Y.	10019
(Address of principal executive offices)	(Zip Code)

(212) 730-0300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant’s common membership units outstanding as of August 11, 2011 was 30,919,629.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Investments, at fair value (cost $524,049,396 and $414,308,823 respectively)	$544,336,397	$441,057,840
Cash equivalents, at value (cost $60,000,067 and $0 respectively)	59,999,970	—
Cash	17,850,716	10,744,082
Interest receivable	4,046,499	3,007,787
Deferred credit facility costs (net of accumulated amortization of $381,192 and $69,909 respectively)	3,596,057	1,880,120
Deferred offering costs	—	3,528,110
Other assets	760,367	5,842
Total assets	$630,590,006	$460,223,781

Liabilities
SLF credit facility	126,917,448	56,936,000
Holdings credit facility	34,300,000	59,696,938
Payable for unsettled securities purchased	22,885,720	94,462,500
Interest payable	1,092,341	813,192
Management fee payable	807,509	—
Incentive fee payable	504,393	—
Payable to affiliates	—	2,531,319
Other liabilities	3,477,299	3,856,571
Total liabilities	189,984,710	218,296,520

Members’ Capital	440,605,296	241,927,261
Total liabilities and members’ capital	$630,590,006	$460,223,781
Outstanding Common Membership Units (a)	30,919,629
Capital per unit (a)	$14.25

(a)   Fund was not unitized as of December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Investment income

Interest income	$12,810,147	$8,331,777	$23,978,194	$17,219,965
Other income	306,144	265,192	349,817	453,934
Total investment income	13,116,291	8,596,969	24,328,011	17,673,899

Expenses

Interest and other credit facility expenses	1,534,147	556,046	3,080,900	1,221,963
Management fee	773,509	17,749	807,509	35,498
Incentive fee	504,393	—	504,393	—
Professional fees (net of reimbursable expenses of $130,186)	516,678	141,307	569,834	193,342
Administrative expenses (net of reimbursable expenses of $180,255)	62,610	84,183	203,418	196,679
Other general and administrative expenses	170,712	21,173	178,568	41,700
Total expenses	3,562,049	820,458	5,344,622	1,689,182
Net investment income	9,554,242	7,776,511	18,983,389	15,984,717

Realized gains on investments	6,659,833	8,249,823	12,552,163	29,193,602
Net change in unrealized (depreciation) appreciation of investments	(7,559,450)	(13,598,102)	(6,462,113)	(16,404,095)
Net increase in capital resulting from operations	$8,654,625	$2,428,232	$25,073,439	$28,774,224

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(unaudited)

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Increase (Decrease) in members’ capital resulting from operations:
Net investment income	$18,983,389	$15,984,717
Realized gains on investments	12,552,163	29,193,602
Net change in unrealized (depreciation) appreciation of investments	(6,462,113)	(16,404,095)
Net increase (decrease) in members’ capital resulting from operations	25,073,439	28,774,224
Distributions	(10,249,155)	(38,270,191)
Contributions	195,294,674	12,131,014
Offering Costs	(11,440,923)	—
Net increase in members’ capital	198,678,035	2,635,047
Members’ capital at beginning of period	241,927,261	239,440,683
Members’ capital at end of period	$440,605,296	$242,075,730

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net increase in capital resulting from operations	$25,073,439	$28,774,224
Adjustments to reconcile net increase (decrease) in capital resulting from operations to net cash (used in) provided by operating activities:
Realized gains on investments	(12,552,163)	(29,193,602)
Net change in unrealized (appreciation) depreciation of investments	6,462,113	16,404,095
Amortization of purchase discount	(3,401,906)	(7,494,472)
Amortization of deferred credit facility costs	311,283	—
Non-cash interest	(727,135)	(1,011,987)
(Increase) decrease in operating assets:
Purchase of investments	(245,993,220)	(75,681,612)
Proceeds from sales and paydowns of investments	152,208,584	110,581,682
Cash received for purchase of undrawn portion of revolving credit facility	1,260,000	—
Cash paid for drawn revolver	(535,593)	—
Interest receivable	(1,038,712)	(1,337,237)
Receivable from unsettled securities sold	—	5,124,622
Other assets	(754,525)	1,407
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(71,576,780)	(3,482,265)
Interest payable	279,149	(47,516)
Management fee payable	807,509	—
Incentive fee payable	504,393	—
Payable to affiliates	(202,180)	(173,440)
Other liabilities	(326,040)	258,364
Net cash flows (used in) provided by operating activities	(150,201,784)	42,722,263
Cash flows from financing activities
Contributions	195,294,674	12,131,014
Distributions	(10,249,155)	(38,270,191)
Offering costs paid	(8,344,393)	—
Proceeds from Holdings credit facility	63,281,605	21,785,175
Repayment of Holdings credit facility	(88,678,542)	(38,419,909)
Proceeds from SLF credit facility	92,043,800	—
Repayment of SLF credit facility	(22,062,352)	—
Deferred credit facility costs paid	(3,977,249)	—
Net cash flows provided by (used in) financing activities	217,308,388	(42,773,911)
Net increase in cash and cash equivalents	67,106,604	(51,648)
Cash and cash equivalents at the beginning of the period	10,744,082	4,110,193
Cash and cash equivalents at the end of the period	$77,850,686	$4,058,545
Supplemental disclosure of cash flow information
Interest paid	$1,962,278	$1,073,927
Non-cash financing activities:
Accrual of offering costs	3,096,530	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

June 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares(2)	—	—	144,270	$65,123	$56,324
	Preferred shares(2)	—	—	32,830	14,819	12,817
					79,942	69,141	0.02%

Total shares					79,942	69,141	0.02%

United States
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	292,851	316,560	0.07%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	845	193,850	90,663	0.02%

Total warrants					486,701	407,223	0.09%

United States
Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.44% (Base Rate + 3.25%)	8/1/2014	22,467,673	18,046,809	21,568,965
	Second lien (2)	6.69% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,575,183	14,025,000
				37,467,673	29,621,992	35,593,965	8.08%

Decision Resources, LLC
Business Services	First lien (3)	7.00% (Base Rate + 5.50%)	12/28/2016	17,910,000	17,658,629	17,943,580
	Second lien (2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,357,575	14,427,500
				32,410,000	32,016,204	32,371,080	7.35%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	6.50% (Base Rate + 5.00%)	4/27/2017	12,000,000	11,907,570	12,062,495
	Second lien (2)	9.50% (Base Rate + 8.00%)	10/27/2017	15,000,000	14,853,966	15,199,995
				27,000,000	26,761,536	27,262,490	6.19%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien (3)	6.75% (Base Rate + 5.25%)	7/5/2017	20,000,000	19,200,000	19,215,620
	Subordinated(2)	11.50%	7/15/2018	4,000,000	3,685,720	3,685,720
				24,000,000	22,885,720	22,901,340	5.20%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,086,426	17,368,421
	Subordinated(2)	15.00%	6/30/2016	3,044,655	2,841,846	2,919,766
				20,413,076	19,928,272	20,288,187	4.60%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,701,348	19,800,000	4.49%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,950,000	19,368,140	19,501,125	4.43%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,910,000	17,579,885	17,865,225	4.05%

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	17,412,500	17,165,414	17,470,536	3.97%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	17,000,000	16,834,586	17,042,500	3.87%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	16,458,750	16,147,823	16,304,449	3.70%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,716,318	15,375,000	3.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,887,500	$14,519,018	$14,961,938	3.40%

MLM Holdings, Inc.
Software	First lien (3)	7.00% (Base Rate + 5.25%)	12/1/2016	14,887,500	14,681,208	14,924,719	3.39%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,927,494	14,726,220	14,778,219	3.35%

Pacific Architects and Engineers Incorporated
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/4/2017	15,000,000	14,706,963	14,700,000	3.34%

LANDesk Group, Inc.
Software	First lien (3)	7.02% (Base Rate + 5.17%)	3/28/2016	14,750,000	14,480,083	14,473,437	3.28%

SonicWALL, Inc.
Software	First lien (3)	8.25% (Base Rate + 6.25%)	1/23/2016	3,485,887	3,501,650	3,503,317
	Second lien (2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,728,753	10,150,000
				13,485,887	13,230,403	13,653,317	3.10%

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	12,838,095	12,597,336	12,990,548	2.95%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,884,519	12,060,000	2.74%

Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien (3)	6.75% (Base Rate + 5.00%)	11/30/2016	11,940,000	11,775,068	12,051,938	2.74%

Mailsouth, Inc
Media	First lien (3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,970,000	11,802,468	11,955,038	2.71%

Merrill Communications LLC
Business Services	First lien (2)	7.50% (Base Rate + 5.50%)	12/22/2012	11,421,788	9,782,937	11,407,511	2.59%

PODS Holding Funding Corp.
Consumer Services	Subordinated(2)	16.64%	12/23/2015	11,664,000	10,228,016	10,311,372	2.34%

CHG Companies Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,814,942	10,300,000	2.34%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,906,642	10,200,000	2.31%

Porex Corporation
Specialty Chemicals and Materials	First lien (3)	7.14% (Base Rate + 4.73%)	3/31/2015	10,000,000	9,850,430	9,900,000	2.25%

Merge Healthcare Inc.
Healthcare Services	First lien (2)	11.75%	5/1/2015	9,000,000	8,861,269	9,675,000	2.20%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,829,941	9,270,000	2.10%

Mach Gen, LLC
Power Generation	Second lien (2)	7.76% (Base Rate + 7.50%)	2/22/2015	11,599,718	9,258,823	8,970,268	2.04%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,500,000	7,392,660	7,462,500	1.69%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,982,500	6,948,517	7,021,777	1.59%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,827,000	6,459,103	6,741,663	1.53%

Alion Science and Technology Corporation
Federal Services	First lien (2)	12.00%	11/1/2014	6,133,884	5,502,207	6,312,789	1.43%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2011

(unaudited)

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	10.50% (Base Rate + 8.50%)	10/8/2016	6,000,000	$5,880,252	$6,045,000	1.37%

Bartlett Holdings, Inc.
Industrial Services	First lien (3)	6.75% (Base Rate + 5.00%)	11/23/2016	5,970,000	5,915,090	5,999,850	1.36%

Datatel, Inc.
Software	Second lien (2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,975,867	5,100,000	1.16%

Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,975,262	5,032,030	1.14%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	8.25% (Base Rate + 6.00%)	12/30/2014	4,432,500	4,298,200	4,144,388	0.94%

LVI Services, Inc.
Industrial Services	First lien (2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,141,609	4,745,421	4,113,287	0.93%

Physiotherapy Associates, Inc. / Benchmark Medical, Inc.
Healthcare Facilities	First lien (2)	7.50% (Base Rate + 4.25%)	6/28/2013	3,803,980	3,174,013	3,784,960	0.86%

Brickman Group Holdings, Inc.
Business Services	First lien (3)	7.25% (Base Rate + 5.50%)	10/14/2016	2,985,000	3,017,796	3,029,309	0.69%

Source Media Inc./Accuity Inc.
Business Services	First lien (3)	6.50% (Base Rate + 5.00%)	1/24/2017	1,972,414	1,954,023	1,987,204	0.45%

Education Management LLC
Education	First lien (1), (2) - Drawn	—	6/1/2012	535,593	318,678	504,796
	First lien (1), (2) - Undrawn	—	6/1/2012	2,464,407	(998,085)	(141,703)
				3,000,000	(679,407)	363,093	0.08%

Kronos Incorporated
Software	First lien (1), (2) - Undrawn	—	6/11/2013	4,198,500	(629,775)	(225,669)	-0.05%

RGIS Services, LLC
Business Services	First lien (1), (2) - Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(256,350)	-0.06%

Advantage Sales & Marketing Inc.
Business Services	First lien (1), (2) - Undrawn	—	12/17/2015	10,500,000	(1,260,000)	(1,155,000)	-0.26%

Total United States				574,841,368	523,482,753	543,860,033	123.44%

Total investments					$524,049,396	$544,336,397	123.55%

Cash Equivalents
U.S. Treasury Bill, 0.00%, 7/20/2011
Government	Cash equivalent	0.00%	7/20/2011	60,000,000	60,000,067	59,999,970	13.62%

Total investments and cash equivalents					$584,049,463	$604,336,367	137.17%

(1)

Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(2)	The Holdings Credit Facility is collateralized by the indicated investments.

(3)	The SLF Credit Facility is collateralized by the indicated investments.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares	—	—	103,050	$47,063	$45,149
	Preferred shares	—	—	23,450	10,710	10,274
					57,773	55,423	0.02%

Total shares					57,773	55,423	0.02%

United States
Alion Science and Technology Corporation
Federal Services	Warrants (3)	—	—	6,000	292,851	283,698	0.12%

Learning Care Group (US), Inc.
Education	Warrants	—	—	845	193,850	193,742	0.08%

Total warrants					486,701	477,440	0.20%

Canada
Trident Exploration Corp. (2)
Energy	First lien (3)	12.50% (Base Rate + 9.50%)	6/30/2014	4,477,500	4,357,151	4,746,150	1.96%

Total Canada				4,477,500	4,357,151	4,746,150	1.96%

United States
Managed Health Care Associates, Inc.
Healthcare Services	First lien (3)	3.52% (Base Rate + 3.25%)	8/1/2014	22,467,673	17,462,237	20,557,920
	Second lien (3)	6.77% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,227,497	13,200,001
				37,467,673	28,689,734	33,757,921	13.96%

Attachmate Corporation, NetIQ Corporation
Software	Second lien (3)	7.04% (Base Rate + 6.75%)	10/13/2013	22,500,000	17,121,571	22,275,000	9.21%

Learning Care Group (US), Inc.
Education	First lien (3)	12.00%	4/27/2016	17,368,422	17,057,656	17,192,834
	Subordinated	15.00%	6/30/2016	2,832,237	2,610,113	2,630,413
				20,200,659	19,667,769	19,823,247	8.19%

Decision Resources, LLC
Business Services	First lien (4)	7.75% (Base Rate + 4.50%)	12/28/2016	18,000,000	17,730,000	17,820,001	7.37%

KeyPoint Government Solutions, Inc
Federal Services	First lien (3)	10.00% (Base Rate + 8.00%)	12/31/2015	18,000,000	17,640,000	17,730,000	7.33%

Smile Brands Group, Inc.
Healthcare Services	First lien (4)	7.50% (Base Rate + 4.25%)	12/21/2017	17,500,000	17,237,500	17,390,625	7.19%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (3)	10.50% (Base Rate + 8.50%)	9/16/2016	14,962,500	14,527,858	15,056,016	6.22%

MLM Holdings, Inc.
Software	First lien (4)	7.00% (Base Rate + 5.25%)	12/1/2016	14,962,500	14,739,863	14,775,469	6.11%

LANDesk Software, Inc.
Software	First lien (4)	7.00% (Base Rate + 5.25%)	3/28/2016	15,000,000	14,701,917	14,718,750	6.08%

SonicWALL, Inc.
Software	First lien (4)	8.26% (Base Rate + 6.19%)	1/23/2016	4,485,887	4,507,797	4,519,531
	Second lien (3)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,712,391	10,050,000
				14,485,887	14,220,188	14,569,531	6.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (4)	7.75% (Base Rate + 4.50%)	12/22/2016	14,000,000	$13,790,000	$13,965,000	5.77%

Asurion, LLC
Business Services	First lien (4)	6.75% (Base Rate + 5.25%)	3/31/2015	13,000,000	12,494,497	13,052,234	5.40%

Aspen Dental Management, Inc.
Healthcare Services	First lien (4)	7.72% (Base Rate + 6.00%)	10/6/2016	12,967,500	12,713,475	13,016,128	5.38%

Firefox Merger Sub, LLC (fka Fibertech Networks, LLC)
Telecommunication	First lien (4)	6.75% (Base Rate + 5.00%)	11/30/2016	12,000,000	11,821,633	12,240,000	5.06%

Airvana Network Solutions Inc.
Software	First lien (3)	11.00% (Base Rate + 9.00%)	8/27/2014	11,833,333	11,611,357	11,890,039	4.91%

Mailsouth, Inc.
Media	First lien (4)	7.00% (Base Rate + 3.75%)	12/14/2016	12,000,000	11,820,000	11,880,000	4.91%

Merge Healthcare Inc.
Healthcare Services	First lien (3)	11.75%	5/1/2015	11,000,000	10,808,642	11,770,000	4.87%

Merrill Communications LLC
Business Services	First lien (3)	8.50% (Base Rate + 6.50%)	12/22/2012	11,421,788	9,332,773	11,393,234	4.71%

PODS Holding Funding Corp.
Consumer Services	Subordinated	16.64%	12/23/2015	11,664,000	10,137,299	10,117,351	4.18%

Vertafore, Inc
Software	Second lien (3)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,901,457	10,106,250	4.18%

CHG Companies, Inc.
Healthcare Services	Second lien (3)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,804,011	9,900,000	4.09%

First Data Corporation
Business Services	First lien (3)	3.01% (Base Rate + 2.75%)	9/24/2014	10,646,143	7,932,011	9,842,273	4.07%

Focus Brands, Inc.
Franchises	First lien (4)	7.25% (Base Rate + 5.50%)	11/5/2016	9,181,818	9,091,224	9,285,114	3.84%

Sunquest Information Systems, Inc.
Healthcare Services	Second lien	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,820,000	9,000,000	3.72%

Mach Gen, LLC
Power Generation	Second lien	7.79% (Base Rate + 7.50%)	2/22/2015	11,145,736	8,580,242	7,803,431	3.23%

SSI Investments II Limited
Education	Subordinated (3)	11.13%	6/1/2018	7,000,000	7,064,923	7,630,000	3.15%

Hyland Software, Inc.
Software	First lien (4)	6.75% (Base Rate + 5.00%)	12/19/2016	7,500,000	7,425,000	7,528,125	3.11%

Wyle Services Corporation
Federal Services	First lien (4)	7.75% (Base Rate + 5.75%)	3/25/2016	7,481,234	7,508,583	7,509,290	3.10%

RGIS Services, LLC
Business Services	First lien (3)	2.80% (Base Rate + 2.50%)	4/30/2014	7,394,480	5,807,941	6,913,839
	First lien (1)	—	4/30/2013	5,000,000	(2,850,000)	(406,350)
				12,394,480	2,957,941	6,507,489	2.69%

Alion Science and Technology Corporation
Federal Services	First lien (3)	12.00%	11/1/2014	6,073,149	5,392,607	6,273,057	2.59%

Kronos Incorporated
Software	First lien (1)	—	6/11/2013	4,198,500	(629,775)	(346,376)
	Second lien (3)	6.05% (Base Rate + 5.75%)	6/11/2015	6,700,000	5,041,455	6,563,206
				10,898,500	4,411,680	6,216,830	2.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2010

				Principal
				Amount,			Percent of
Portfolio Company,				Par Value		Fair	Members’
Location and Industry	Type of Investment	Interest Rate	Maturity Date	or Shares	Cost	Value	Capital

Bartlett Holdings, Inc.
Industrial Services	First lien (4)	6.75% (Base Rate + 5.00%)	11/23/2016	6,000,000	$5,940,644	$6,037,500	2.50%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien	10.50% (Base Rate + 8.50%)	10/8/2016	6,000,000	5,874,951	5,985,000	2.47%

Vision Solutions, Inc.
Software	First lien (4)	7.75% (Base Rate + 6.00%)	7/23/2016	5,775,000	5,662,174	5,753,344	2.38%

LVI Services, Inc
Industrial Services	First lien (3)	9.25% (Base Rate + 7.50%)	3/31/2014	5,162,883	4,304,472	4,388,450	1.81%

Stratus Technologies, Inc.
Information Technology	First lien	12.00%	3/29/2015	5,000,000	4,796,989	4,225,000	1.75%

ATI Acquisition Company
Education	First lien (3)	8.25% (Base Rate + 5.99%)	12/30/2014	4,455,000	4,304,106	4,076,325	1.68%

Physiotherapy Associates, Inc. / Benchmark Medical, Inc.
Healthcare Facilities	First lien (3)	7.50% (Base Rate + 4.25%)	6/28/2013	3,823,549	3,063,441	3,594,136	1.49%

Brickman Group Holdings, Inc.
Business Services	First lien (4)	7.25% (Base Rate + 5.50%)	10/14/2016	3,000,000	3,035,496	3,042,501	1.26%

Datatel, Inc
Software	Second lien (3)	10.25% (Base Rate + 8.25%)	12/9/2016	2,000,000	1,964,077	2,042,500	0.84%

Applied Systems, Inc.
Software	Second lien	9.25% (Base Rate + 7.75%)	6/8/2017	2,000,000	1,980,093	2,009,166	0.83%

Education Management LLC
Education	First lien (1)	—	6/1/2012	3,000,000	(1,215,000)	(217,500)	-0.09%

Total United States				460,503,332	409,407,198	435,778,827	180.13%

Total debt investments				464,980,832	413,764,349	440,524,977	182.09%

Total investments					$414,308,823	$441,057,840	182.31%

(1)	Par Value amounts represent the undrawn portion of revolving credit facilities. Cost amounts represent the cash received at settlement date increased for paydowns at par minus the purchase price.

(2)	The company is headquartered in Canada. The debt is issued in USD.

(3)	The Holdings credit facility (formerly known as the Debt Funding credit facility) is collateralized by the indicated investments.

(4)	The SLF credit facility is collateralized by the indicated investments.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

1.         Formation and Business Purpose

New Mountain Finance Holdings, L.L.C. (“NMF Holdings”, the “Company”, “we”, “us”, or “our”) is a Delaware limited liability company.  NMF Holdings is externally managed and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As such, the Company is obligated to comply with certain regulatory requirements.  NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”).  New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations.  The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates).  New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of June 30, 2011. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities.”

New Mountain Finance Corporation (“New Mountain Finance”) is a Delaware corporation that was originally incorporated on June 29, 2010.  New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act.  As such, New Mountain Finance is obligated to comply with certain regulatory requirements.  New Mountain Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending December 31, 2011.

On May 19, 2011, New Mountain Finance priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the offering and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

New Mountain Finance is a holding company with no direct operations of its own, and its sole asset is its ownership in NMF Holdings.  New Mountain Finance entered into a joinder agreement with respect to the amended and restated limited liability company agreement of NMF Holdings, pursuant to which New Mountain Finance was admitted as a member of NMF Holdings and acquired from NMF Holdings, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).  In connection with New Mountain Finance’s IPO and through a series of transactions, the Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Guardian AIV was the parent of the Company prior to the IPO and as a result of the offering obtained units in NMF Holdings.  Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance’s common stock on a one-for-one basis.  As of June 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The diagram below depicts our current organizational structure.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

The Company’s investment objective is to generate current income and capital appreciation through the sourcing of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

2.         Summary of Significant Accounting Policies

Basis of accounting — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”).  The consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for all periods presented.  All intercompany transactions have been eliminated.  Revenues are recognized when earned and expenses when incurred.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2011.

Investments — NMF Holdings applies fair value accounting in accordance with GAAP.  Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Investments are reflected on the Consolidated Statements of Assets, Liabilities and Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Consolidated Statements of Operations as “Realized gains (losses) on investments.”

The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act.  Security transactions are accounted for on a trade date basis.  The Company’s quarterly valuation procedures are set forth in more detail below:

(1)   Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from Bloomberg;

(2)   Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.     Bond quotes are obtained through Interactive Data Corporation.  Analytics are performed by the investment professionals of the Company’s Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used.  If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

b.     For investments other than bonds, we look at the number of quotes readily available and perform the following:

i.      Investments for which more than two quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.     Investments for which one or two quotes are received from a pricing service are validated internally.  The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value.  If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)   Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued in good faith by the board of directors through a multi-step valuation process:

a.     Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.     Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management;

c.     If an investment falls into (3) above for four consecutive quarters, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors.

d.     Also, when deemed appropriate by the Company’s senior management, an independent valuation firm may be engaged to review and value investment(s) in a portfolio company, without any preliminary valuation being performed by the Investment Adviser.  The investment professionals of the Investment Adviser will review and validate the value provided.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s earnings, discounted cash flows, and ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated.

See Note 3, Investments, for further discussion relating to investments.

Cash and cash equivalents — Cash and cash equivalents include cash and short-term, highly liquid investments.  The Company defines cash equivalents as securities that are

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value.  Generally, these securities have original maturities of three months or less.

Revenue recognition — The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability.  Interest income also includes interest earned from cash on hand.  Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income.  The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

Non-Accrual Income: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income: Other income represents delayed compensation and miscellaneous fees received.  Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.

Interest and other credit facility expenses — Interest and other credit facility fees are recorded on an accrual basis.  See Note 7, Borrowing Facilities, for details.

Deferred credit facility costs — Deferred credit facility costs consist of expenses related to the origination of the existing credit facilities.  These expenses are amortized using the straight-line method over the stated life of the related credit facility.  See Note 7, Borrowing Facilities, for details.

Income taxes — NMF Holdings intends to be treated as a partnership for federal income tax purposes.  Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues or expenses.  NMF Holdings files U.S. federal, state, and local income tax returns.

NMF Holdings has adopted the Income Taxes topic of the Codification (“ASC 740”).  ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements.  Based on its analysis, NMF Holdings has determined that the adoption of ASC 740 did not have a material impact to the Company’s financial statements.

Dividends — Distributions to common unit holders are recorded on the record date as set by the Company’s board of directors.  The Company and New Mountain Finance are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

number of units held by New Mountain Finance and the number of shares of New Mountain Finance’s common stock outstanding.  In addition, in order for New Mountain Finance to pay a dividend or other distribution to holders of its common stock, it must be accompanied by a prior distribution by NMF Holdings to all of its members.  NMF Holdings intends to make distributions to its members that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC. New Mountain Finance intends to distribute approximately all of its portion of the Company’s adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of its portion of the Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

New Mountain Finance has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash. Cash distributions reinvested in additional shares of New Mountain Finance’s common stock will be automatically reinvested by New Mountain Finance in NMF Holdings. New Mountain Finance will use only newly issued shares to implement the plan if the price at which newly-issued shares are to be credited is equal to or greater than 110% of the last determined net asset value of the shares. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of New Mountain Finance’s common stock at the close of regular trading on the New York Stock Exchange (“NYSE”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If New Mountain Finance uses newly issued shares to implement the plan, New Mountain Finance will receive, on a one-for-one basis, additional units of NMF Holdings in exchange for cash distributions that are reinvested in shares of New Mountain Finance’s common stock under the dividend reinvestment plan. If New Mountain Finance’s common stock price is less than 110% of the last determined net asset value of the shares, New Mountain Finance will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of New Mountain Finance’s common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of New Mountain Finance’s stockholders have been tabulated.

Foreign securities — The accounting records of the Company are maintained in U.S. dollars.  Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation.  Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions.  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held.  Such fluctuations are included with “Net change in unrealized appreciation (depreciation) of investments” and “Realized gains (losses) on investments” in the Consolidated Statements of Operations.

Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the United States dollar and such foreign currencies.  This movement is beyond the control of the Company and cannot be predicted.

Use of estimates — The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

3.         Investments

At June 30, 2011 investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$356,267,780	$370,988,382
Second lien	150,459,391	155,954,793
Subordinated	16,755,582	16,916,858
Equity and other	566,643	476,364
Total investments	$524,049,396	$544,336,397

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$67,004,362	$71,916,909
Consumer Services	24,747,034	25,273,310
Education	23,740,915	24,886,331
Federal Services	54,916,492	56,237,074
Healthcare Facilities	3,174,013	3,784,960
Healthcare Information Technology	14,726,220	14,778,219
Healthcare Services	108,336,083	116,593,778
Industrial Services	25,376,829	25,488,137
Information Services	16,147,823	16,304,449
Information Technology	6,539,045	6,810,804
Logistics	5,880,252	6,045,000
Media	11,802,468	11,955,038
Power Generation	9,258,823	8,970,268
Software	130,773,539	133,340,182
Specialty Chemicals and Materials	9,850,430	9,900,000
Telecommunication	11,775,068	12,051,938
Total investments	$524,049,396	$544,336,397

At December 31, 2010 investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$303,924,269	$321,212,659
Second lien	90,027,745	98,934,554
Subordinated	19,812,335	20,377,764
Equity and other	544,474	532,863
Total investments	$414,308,823	$441,057,840

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$53,482,718	$61,657,732
Consumer Services	24,665,157	25,173,367
Education	30,015,648	31,505,814
Energy	4,357,151	4,746,150
Federal Services	30,834,041	31,796,045
Franchises	9,091,224	9,285,114
Healthcare Facilities	3,063,441	3,594,136
Healthcare Information Technology	13,790,000	13,965,000
Healthcare Services	88,073,362	94,834,674
Industrial Services	10,245,116	10,425,950
Information Technology	4,854,762	4,280,423
Logistics	5,874,951	5,985,000
Media	11,820,000	11,880,000
Power Generation	8,580,242	7,803,431
Software	103,739,377	111,885,004
Telecommunication	11,821,633	12,240,000
Total investments	$414,308,823	$441,057,840

As of June 30, 2011 and December 31, 2010, there were no assets being accounted for on a non-accrual basis.

As of June 30, 2011 and December 31, 2010, the Company had unfunded commitments on revolving credit facilities of $22,162,907 and $12,198,500, respectively, which are disclosed on the Consolidated Schedules of Investments.

4.                          Fair Value

Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Accounting Standards Codification 820, Fair Value Measurement and Disclosure, (“ASC 820”) establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value.  This hierarchy consists of three levels.  The hierarchy classifies the inputs used in measuring fair value as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date.  The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives.  As required by ASC 820, the Company, to the extent that they hold such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I.  Level II inputs include the following:

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

a)              Quoted prices for similar assets or liabilities in active markets;

b)             Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

c)              Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d)             Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant judgment or estimation by management.

The inputs used to measure fair value may fall into different levels.  When the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  For example, a Level III fair value measurement may include inputs that are observable (Levels I and II) and unobservable (Level III). Therefore, gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs (Levels II and III) and unobservable inputs (Level III).

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy.  Reclassifications impacting Level III of the fair value hierarchy are reported as transfers in/out of the Level III category as of the beginning of the quarter in which the reclassifications occur.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2011:

	Total	Level I	Level II	Level III
First lien	$370,988,382	—	$340,193,887	$30,794,495
Second lien	155,954,793	—	155,954,793	—
Subordinated	16,916,858	—	3,685,720	13,231,138
Equity and other	476,364	—	—	476,364
Total investments	$544,336,397	—	$499,834,400	$44,501,997

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of December 31, 2010:

	Total	Level I	Level II	Level III
First lien	$321,212,659	—	$304,237,325	$16,975,334
Second lien	98,934,554	—	98,934,554	—
Subordinated	20,377,764	—	7,630,000	12,747,764
Equity and other	532,863	—	—	532,863
Total investments	$441,057,840	—	$410,801,879	$30,255,961

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at June 30, 2011:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, March 31, 2011	$29,440,577	$15,944,572	$13,010,878	$485,127
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	34,078	34,999	7,842	(8,763)
Purchases, including capitalized PIK and revolver fundings	15,448,011	15,235,593	212,418	—
Transfers into Level III (1)	(420,669)	(420,669)	—	—
Fair value, June 30, 2011	$44,501,997	$30,794,495	$13,231,138	$476,364
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$34,078	$34,999	$7,842	$(8,763)

(1)          Portfolio investments are transferred into Level III at fair value as of the beginning of the period and are transferred in accordance with the Company’s valuation policy.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2010, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at June 30, 2010:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, March 31, 2010	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	85,609	73,768	(16,706)	28,547
Purchases, including capitalized PIK	19,903,731	17,028,010	2,389,020	486,701
Fair value, June 30, 2010	$19,989,340	$17,101,778	$2,372,314	$515,248
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$85,609	$73,768	$(16,706)	$28,547

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at June 30, 2011:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$12,747,764	$532,863
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	788,581	596,294	270,956	(78,669)
Purchases, including capitalized PIK and revolver fundings	14,210,181	13,975,593	212,418	22,170
Transfers into Level III (1)	(752,726)	(752,726)	—	—
Fair value, June 30, 2011	$44,501,997	$30,794,495	$13,231,138	$476,364
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$788,581	$596,294	$270,956	$(78,669)

(1)          Portfolio investments are transferred into Level III at fair value as of the beginning of the period and are transferred in accordance with the Company’s valuation policy.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2010, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held at June 30, 2010:

				Equity and
	Total	First Lien	Subordinated	other
Fair value, December 31, 2009	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	85,609	73,768	(16,706)	28,547
Purchases, including capitalized PIK	19,903,731	17,028,010	2,389,020	486,701
Fair value, June 30, 2010	$19,989,340	$17,101,778	$2,372,314	$515,248
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$85,609	$73,768	$(16,706)	$28,547

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the six months ended June 30, 2011 and the year ended December 31, 2010.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

Fair value risk factors — The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation.  Certain events particular to each industry in which the Company’s investments conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Company’s investments and/or on the fair value of the Company’s investments.  Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries.  These events are beyond the control of the Company and cannot be predicted.  Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

5.                          Agreements

NMF Holdings entered into an Investment Management Agreement with New Mountain Finance Advisers BDC, L.L.C.  Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, NMF Holdings. For providing these services, the Investment Adviser receives a fee from NMF Holdings, consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets less (i) the borrowings under the SLF Credit Facility (See Note 7, Borrowing Facilities) and (ii) cash and cash equivalents.  The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Operating Company’s gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20% of the Company’s ‘‘Pre-incentive Fee Adjusted Net Investment Income’’ for the immediately preceding quarter, subject to a “preferred return”, or ‘‘hurdle’’, and a ‘‘catch-up’’ feature.  ‘‘Pre-Incentive Fee Net Investment Income’’ means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under GAAP, New Mountain Finance’s IPO did not step-up cost basis of the Company’s existing investments to fair market value at the IPO date. Since the total value of the Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and differences in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred.  This will remain until such investments are sold or mature in the future.  The Company tracks the transferred (or fair market) value of

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on our investments as if each investment was purchased at the date of IPO, or stepped up to fair market value.  This is defined as ‘‘Pre-incentive Fee Adjusted Net Investment Income.’’  The Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains or losses and unrealized capital depreciation.  This is defined as “Adjusted Realized Capital Gains”, “Adjusted Realized Capital Losses”, and “Adjusted Unrealized Capital Depreciation”.

Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of the Operating Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a ‘‘hurdle rate’’ of 2% per quarter or appropriately pro-rated for any partial quarter (8% annualized), subject to a ‘‘catch-up’’ provision measured as of the end of each calendar quarter. The calculation of the Company’s incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

•                  No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2% (the ‘‘preferred return’’ or ‘‘hurdle’’).

•                  100% of the Company’s Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10% annualized) is payable to the Investment Adviser. This portion of the Company’s Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the ‘‘catch-up’’. The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when the Company’s Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

•                  20% of the amount of the Company’s Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved, (20% of all Pre-Incentive Fee Adjusted Net Investment Income thereafter is allocated to the Investment Adviser).

The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20% of the Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of the each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

The management fee and incentive fee were $807,509 and $504,393 for the period from May 19, 2011 (effective date of the Investment Management Agreement) to June 30, 2011.  The Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occured at the IPO date.  This statement begins on May 19, 2011, the effective date of the Investment Management Agreement.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

			Adjusted
	Period from May 19, 2011		Period from May 19, 2011
	to June 30, 2011	Adjustments	to June 30, 2011
Investment income

Interest income	$7,004,932	(558,689)	$6,446,243
Other income	306,144		306,144
Total investment income	7,311,076	(558,689)	6,752,387

Expenses

Interest and other credit facility expenses	893,380		893,380
Management fee	807,509		807,509
Professional fees	342,535		342,535
Administrative expenses	47,923		47,923
Other general and administrative expenses	136,710		136,710
Total expenses	2,228,057	—	2,228,057

Pre-Incentive Fee Net investment income	5,083,019	(558,689)	4,524,330

Incentive fee	504,393		504,393

Post-Incentive Fee Net Investment Income	4,578,626	(558,689)	4,019,937

Realized loss on investments	(402,003)	215,321	(186,682)

Net change in unrealized appreciation of investments	1,100,228	343,368	1,443,596

Net increase in capital resulting from operations	$5,276,851		$5,276,851

NMF Holdings and New Mountain Finance have entered into an Administration Agreement with New Mountain Finance Administration, L.L.C. under which the Administrator provides administrative services. The Administrator oversees our financial records, prepares reports filed with the SEC, generally monitors the payment of our expenses, and watches the performance of administrative and professional services rendered to the Company by others. NMF Holdings will reimburse the Administrator for New Mountain Finance’s and the Company’s allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to New Mountain Finance and the Company under the Administration Agreement.  During the first year of operations, the Company has capped its direct and indirect expenses at $3 million.

The Company and New Mountain Finance have also entered into a license agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company and New Mountain Finance a non-exclusive, royalty-free license to use the New Mountain name. Under this agreement, subject to certain conditions, the Company and New Mountain Finance will have a right to use the New Mountain name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company.  Other than with respect to this limited license, the Company and New Mountain Finance will have no legal right to the New Mountain name.

6.                          Related Parties

NMF Holdings has entered into a number of business relationships with affiliated or related parties, including the following:

•                  NMF Holdings has entered into an Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital.  Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

by the Investment Adviser in performing its services under the Investment Management Agreement.

•                  NMF Holdings and New Mountain Finance have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Administrator arranges office space for New Mountain Finance and the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to NMF Holdings and New Mountain Finance under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.  During the first year of operations, the Company has capped its direct and indirect expenses at $3 million.

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Company.  As of June 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

•                  The Company and New Mountain Finance have entered into a royalty-free license agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company and New Mountain Finance a non-exclusive, royalty-free license to use the name ‘‘New Mountain’’.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with NMF Holdings’ investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for NMF Holdings and for one or more of those other funds.  In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with its initial public offering, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

7.                          Borrowing Facilities

Holdings Credit Facility — The Loan and Security Agreement dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015.  The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160,000,000. Under the terms of the Holdings Credit Facility, the Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien debt securities or non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, N.A. The credit facility is collateralized by all of the investments of NMF Holdings on an investment by investment basis.  All fees associated with the origination or upsizing of the facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Member’s Capital and charged against income over the life of the facility.  The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

occurrence of a change in control.  In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio.  However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The Company became a party to the Holdings Credit Facility upon the IPO of New Mountain Finance.  The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the “Predecessor Credit Facility”).  The Predecessor Credit Facility consisted of two separate facilities. First, the Loan and Security Agreement dated October 21, 2009 among New Mountain Guardian (Leveraged), L.L.C. as the Collateral Manager, New Mountain Guardian Debt Funding, L.L.C. as the Borrower, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility that matured on October 21, 2014. The maximum amount of revolving borrowings available under this credit facility was $112,500,000.  Second, the Loan and Security Agreement dated November 19, 2009 among New Mountain Guardian Partners (Leveraged), L.L.C as the Collateral Manager, New Mountain Guardian Partners Debt Funding, L.L.C. as the Borrower, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility that matures on October 21, 2014. The maximum amount of revolving borrowings available under this credit facility was $7,500,000.

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of LIBOR plus 3.00% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $893,905 and $374,900, respectively, for the six months ended June 30, 2011. Interest expense and non-usage fees were $1,023,415 and $148,548, respectively, for the six months ended June 30, 2010. The weighted average interest rate for the six months ended June 30, 2011 and June 30, 2010 was 3.2% and 3.3%, respectively.  The average debt outstanding for the six months ended June 30, 2011 and June 30, 2010 was $53,853,228 and $62,290,738, respectively.  The outstanding balance as of June 30, 2011 and December 31, 2010 was $34,300,000 and $59,696,938, respectively.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the existing credit facilities.

SLF Credit Facility — The Loan and Security Agreement dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. A Second Amendment to the Loan and Security Agreement was executed on March 9, 2011. This amendment increased the maximum amount of revolving borrowings available under this credit facility from $100,000,000 to $150,000,000.  The loan is non-recourse to NMF Holdings and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Member’s Capital and charged against income over the life of the facility.  The credit facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, N.A. and bears interest at a rate of

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1,349,394 and $58,168, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2011 for the facility was 2.5%.  The average debt outstanding for the six months ended June 30, 2011 was $108,352,940.  The SLF Credit Facility did not exist during the six months ended June 30, 2010.  The outstanding balance as of June 30, 2011 and December 31, 2010 was $126,917,448 and $56,936,000, respectively.  As of June 30, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the existing credit facilities.

8.                          Regulation

As a BDC, NMF Holdings must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of its total assets are qualifying assets (with certain limited exceptions).

9.                          Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications.  The Company has unfunded commitments on revolving credit facilities, which are disclosed on the Consolidated Schedules of Investments and in Note 3, Investments.  The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained.  These commitments are short-term in nature and may expire unfunded. As of June 30, 2011 and December 31, 2010, the Company had no outstanding bridge financing commitments.  The Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of June 30, 2011. See Note 7, Borrowing Facilities, for details.

10.                   Financial Highlights

The following information sets forth the financial highlights for the six months ended June 30, 2011 and 2010.  The ratios to average net assets have been annualized.  The total return is not annualized.

New Mountain Finance Holdings, L.L.C.

Notes to the Consolidated Financial Statements

June 30, 2011

(unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Total Return	8.68%	12.34%

Average net assets for the period	$341,266,279	$240,758,207
Ratio to average net assets:
Net investment income	11.13%	13.28%
Total expenses (gross)	3.31%	1.40%
Total expenses (net of reimbursable expenses)	3.13%	1.40%

Per Unit Data:
Net asset value, May 19, 2011 (a)	$14.08
Net investment income	0.15
Net realized and unrealized gain	0.02
Net increase in net assets resulting from operations	0.17

Net asset value, June 30, 2011	$14.25

(a) Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

11.      Recent Accounting Standards Updates

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with U.S. GAAP and International Financial Reporting Standards. Some of the amendments included in ASU 2011-4 clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements (e.g., by clarifying that a reporting entity should disclose quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy). Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements (e.g., by requiring additional disclosures about fair value measurements, including fair value measurements categorized within Level III of the fair value hierarchy [such as the valuation processes used by the reporting entity] and by clarifying the application of premiums and discounts in a fair value measurement). ASU 2011-04 is effective for annual periods beginning after December 15, 2011. The Company is currently assessing the impact that adoption of ASU 2011-04 will have on the financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level III fair value measurements (i.e., to present such items on a gross basis rather than on a net basis).  The adoption on January 1, 2011 of the applicable additional disclosure requirements of ASU 2010-06 listed above did not materially impact the Company’s consolidated financial statements.

12.      Subsequent Events

On July 15, 2011, NMF SLF entered into the fourth amendment to the SLF Credit Facility, which increased the facility amount from $150,000,000 to $175,000,000.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes thereto contained elsewhere in the report.  See ‘‘Risk Factors’’ for a discussion of the uncertainties, risks and assumptions associated with these statements.

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and financial statements and notes thereto appearing elsewhere in this quarterly report.  In addition, some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of New Mountain Finance Holdings, L.L.C. (“NMF Holdings”, the “Company”, “we”, “us”, or “our”).  The forward-looking statements contained in this report involve a number of risks and uncertainties, including:

•                  statements concerning the impact of a protracted decline in the liquidity of credit markets;

•                  the general economy, including interest and inflation rates, and its impact on the industries in which we invest;

•                  the ability of our portfolio companies to achieve their objectives;

•                  our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;

•                  the ability of New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) or its affiliates to attract and retain highly talented professionals;

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  other factors, including those discussed in our Registration Statement on Form N-2, filed with the Securities and Exchange Commission (the “SEC”) on May 16, 2011.

We use words such as “anticipates”, “believes”, “expects”, “intends”, “will”, “should”, “may” and similar expressions to identify forward-looking statements.  Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” section in our Registration Statement on Form N-2, filed with the SEC on May 16, 2011.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

New Mountain Finance Holdings, L.L.C. (“NMF Holdings”, the “Company”, “we”, “us”, or “our”) is a Delaware limited liability company.  NMF Holdings is externally managed and has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As such, the Company is obligated to comply with certain regulatory requirements.  NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”).  New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations.  The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates).  New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of June 30, 2011.  New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008.  Guardian AIV was formed through an allocation of approximately $300 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital.  In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments.  New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities.”

The following structure was designed to generally prevent New Mountain Finance from being allocated taxable income in respect of unrecognized gains in the Predecessor Entities’ assets, with the result that any distributions made to New Mountain Finance’s stockholders that are attributable to such gains generally will not be treated as taxable dividends.

New Mountain Finance Corporation (“New Mountain Finance”) is a Delaware corporation that was originally incorporated on June 29, 2010.  New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a business development company under the 1940 Act.  As such, New Mountain Finance is obligated to comply with certain regulatory requirements.

New Mountain Finance intends to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with it taxable year ending December 31, 2011.

On May 19, 2011, New Mountain Finance priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the offering and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

New Mountain Finance is a holding company with no direct operations of its own, and its sole asset is its ownership in NMF Holdings.  New Mountain Finance entered into a joinder agreement with respect to the amended and restated limited liability company agreement of NMF Holdings, pursuant to which New Mountain Finance was admitted as a member of NMF Holdings and acquired from NMF Holdings, with the gross proceeds of the IPO and the concurrent private placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance’s common stock sold in the IPO and the concurrent private placement).  In connection with New Mountain Finance’s IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

Guardian AIV was the parent of the Company prior to the IPO and as a result of the offering obtained units in NMF Holdings.  Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”), in exchange for common stock of AIV Holdings.  AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance’s common stock on a one-for-one basis.  As of June 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The diagram below depicts our current organizational structure.

The Company’s investment objective is to generate current income and capital appreciation through the sourcing and originating of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, our investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

As of June 30, 2011, our net asset value was $440.6 million and our portfolio had a fair value of approximately $544.3 million in 47 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.4% and 12.7%, respectively.  “Adjusted Yield to Maturity’’ assumes that the investments in our portfolio are purchased at fair value on June 30, 2011 and held until their respective maturities with no prepayments or losses and are exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C (“NMF SLF”).  NMF SLF is treated as a fully levered asset of the Company, with NMF SLF’s net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of LIBOR contracts by the individual companies in our portfolio or other factors. References to “Unadjusted Yield to Maturity” have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Company, but rather the assets themselves are consolidated into the Company.

Recent Developments

On August 10, 2011, Daniel Hébert and Adam J. Collins were appointed to the board of directors of NMF Holdings, New Mountain Finance, and AIV Holdings.

Dividend

On August 10, 2011, the Company’s board of directors, and subsequently New Mountain Finance’s board of directors, declared a second quarter 2011 distribution of $0.27 per unit/share payable on August 31, 2011 to holders of record as of August 22, 2011.

Additionally, on August 10, 2011, the Company’s board of directors, and subsequently New Mountain Finance’s board of directors, declared a third quarter 2011 distribution of $0.29 per unit/share payable on September 30, 2011 to holders of record as of September 15, 2011.

Because New Mountain Finance is a holding company, all distributions on its common stock will be paid from distributions received from NMF Holdings. NMF Holdings intends to make distributions to its members that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC. New Mountain Finance intends to distribute approximately all of its portion of the Company’s adjusted net investment income (see Results of Operations) on a quarterly basis and substantially all of its portion of the Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

NMF Holdings conducts the valuation of our assets, pursuant to which its net asset value, and, consequently, New Mountain Finance’s net asset value is determined, at all times consistent with GAAP, and the 1940 Act. NMF Holdings’s valuation procedures are set forth in more detail below:

The Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act.  Security transactions are accounted for on a trade date basis.  The Company’s quarterly valuation procedures are set forth in more detail below:

(1)   Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from Bloomberg;

(2)   Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

a.               Bond quotes are obtained through Interactive Data Corporation.  Analytics are performed by the investment professionals of the Company’s Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used.  If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

b.              For investments other than bonds, we look at the number of quotes readily available and perform the following:

i.     Investments for which more than two quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.    Investments for which one or two quotes are received from a pricing service are validated internally.  The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value.  If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

(3)   Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued in good faith by the board of directors through a multi-step valuation process:

a.               Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

b.              Preliminary valuation conclusions will then be documented and discussed with the Company’s senior management;

c.               If an investment falls into (3) above for four consecutive quarters, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors.

d.              Also, when deemed appropriate by the Company’s senior management, an independent valuation firm may be engaged to review and value investment(s) in a portfolio company, without any preliminary valuation being performed by the Investment Adviser.  The investment professionals of the Investment Adviser will review and validate the value provided.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s earnings, discounted cash flows, and ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated.

GAAP fair value measurement guidance classifies the inputs used in measuring fair value as follows:

Level I — Quoted prices (unadjusted) are available in active markets for identical investments that the Company has the ability to access as of the reporting date.  The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives.  As required by ASC 820, the Company, to the extent that they hold such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I.  Level II inputs include the following:

A)   Quoted prices for similar assets or liabilities in active markets;

B)    Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

C)    Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

D)    Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

Level III — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.  The inputs into the determination of fair value require significant judgment or estimation by management.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy.

The following table summarizes the levels in the fair value hierarchy that the Company’s portfolio investments fall into as of June 30, 2011:

(in thousands)

	Total	Level I	Level II	Level III
First lien	370,989	—	$340,194	$30,795
Second lien	155,955	—	155,955	—
Subordinated	16,916	—	3,685	13,231
Equity and other	476	—	—	476
Total investments	$544,336	—	$499,834	$44,502

Revenue Recognition

The Company’s revenue recognition policies are as follows:

Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.

Interest income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability.  Interest income also includes interest earned from cash on hand.  Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income.  The Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

Non-Accrual Income: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income: Other income represents delayed compensation and miscellaneous fees received.  Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.

Portfolio and Investment Activity

The fair value of our investments was approximately $544.3 million in 47 portfolio companies at June 30, 2011 and $441.1 million in 43 portfolio companies at December 31, 2010. For the six months ended June 30, 2011, NMF Holdings made approximately $244.7 million of new investments in 22 portfolio companies. For the year ended December 31, 2010, NMF Holdings made approximately $332.7 million of new investments in 34 portfolio companies.

For the six months ended June 30, 2011, NMF Holdings had approximately $102.1 million in debt repayments in existing portfolio companies and sales of securities in nine portfolio companies aggregating approximately $50.1 million. In addition, during the six months ended June 30, 2011, NMF Holdings had a change in unrealized appreciation on 33 portfolio companies totaling approximately $6.3 million, which was offset by a change in unrealized depreciation on 22 portfolio companies totaling approximately $12.8 million. For the year ended December 31, 2010,  NMF Holdings had approximately $40.3 million in debt repayments in existing portfolio companies and sales of securities in 16 portfolio companies aggregating approximately $217.9 million.

At June 30, 2011, our weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.4% and 12.7%, respectively.

Results of Operations

Under GAAP, New Mountain Finance’s IPO did not step-up the cost basis of the Company’s existing investments to fair market value at the IPO date.  Since the total value of the Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and differences in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred.  This will remain until such investments are sold or mature in the future.  The Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO. The respective “Adjusted Net Investment Income” (as described above) is used in calculating both the incentive fee and dividend payments.  The below Statement of Operations for the three months ended June 30, 2011 is adjusted to reflect this step-up to fair market value.

(in thousands)

			Adjusted
	Three months ended		Three months ended
	June 30, 2011	Adjustments	June 30, 2011
Investment income

Interest income	$12,810	(1,117)	$11,693
Other income	306		306
Total investment income	13,116	(1,117)	11,999

Expenses

Interest and other credit facility expenses	1,534		1,534
Management fee	774		774
Incentive fee	504		504
Professional fees	517		517
Administrative expenses	62		62
Other general and administrative expenses	171		171
Total expenses	3,562	—	3,562

Net investment income	9,554	(1,117)	8,437

Realized gains on investments	6,660	(7,048)	(388)

Net change in unrealized (depreciation) appreciation of investments	(7,559)	8,165	606

Net increase in capital resulting from operations	$8,655		$8,655

For the three months ended June 30, 2011, the Company had a $1.1 million adjustment to interest income for discount amortization and a decrease of $7.0 million to realized gains to adjust for the stepped-up cost basis of the transferred investments.  Adjusted Net Investment Income was $8.4 million for the three months ended June 30, 2011.

Results of Operations for the Quarter Ended June 30, 2011 compared to the Quarter Ended June 30, 2010

Revenue

	Three months ended
	June 30, 2011	June 30, 2010	% Change
	(in thousands)
Interest income	$12,810	$8,332	54%
Other income	306	265	15%
Total investment income	$13,116	$8,597

Total investment income increased by $4.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase in investment income during the three months ended June 30, 2011 was primarily attributable to larger invested balances, which were mainly driven by the proceeds of the IPO on May 19, 2011 and the formation of NMF SLF. NMF SLF, formed on October 7, 2010, uses cash injected by NMF Holdings and leverage from its revolving credit facility to invest primarily in first lien debt securities.  Additionally in 2011, interest income increased due to prepayment premiums associated with the refinancing and early repayment of the debt of multiple portfolio companies.

Operating Expenses

	Three months ended
	June 30, 2011	June 30, 2010	% Change
	(in thousands)
Interest and other credit facility expenses	$1,534	$556	176%

Management fee	774	18	NM *

Incentive fee	504	—	N/A

Professional fees	517	141	267%

Other expenses	233	105	122%

Total operating expenses	$3,562	$820

*  Not meaningful.

Total operating expenses increased by $2.7 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Interest and other credit facility expenses increased by $1.0 million during the three months ended June 30, 2011. The credit facility of NMF SLF was originally executed in October 2010 and therefore not outstanding at anytime during the three months ended June 30, 2010. Costs associated with the closing of the credit facility of NMF SLF are capitalized and charged against income as other credit facility expense.

Additionally, management fees and incentive fees increased $0.8 million and $0.5 million, respectively, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  As a result of the IPO on May 19, 2011, the Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain administrative costs and professional fees that have been incurred following the completion of the IPO. Accordingly, the Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three Months Ended
	June 30, 2011	June 30, 2010
	(in thousands)
Realized gains on investments	$6,660	$8,250
Net change in unrealized (depreciation) appreciation of investments	(7,559)	(13,598)
Total net realized gains and net change in unrealized (depreciation) appreciation	$(899)	$(5,348)

The net realized and unrealized gains or losses resulted in a net loss of $0.9 million for the three months ended June 30, 2011 compared to a net loss of $5.3 million for the same period in 2010. The net loss for the three months ended June 30, 2011 and the net loss for the three months ended June 30, 2010 were primarily driven by an increase in the cost basis of our assets due to the amortization of purchase discounts and market prices remaining relatively constant during the period.

Results of Operations for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Revenue

	Six months ended
	June 30, 2011	June 30, 2010	% Change
	(in thousands)
Interest income	$23,978	$17,220	39%
Other income	350	454	-23%
Total investment income	$24,328	$17,674

Total investment income increased by $6.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The increase in investment income during the six months ended June 30, 2011 was primarily attributable to larger invested balances, which were mainly driven by the proceeds of the IPO on May 19, 2011 and the formation of NMF SLF. NMF SLF, formed on October 7, 2010, uses cash injected by NMF Holdings and leverage from its revolving credit facility to invest primarily in first lien debt securities.  Additionally in 2011, interest income increased due to prepayment premiums associated with the refinancing and early repayment of the debt of multiple portfolio companies.

Operating Expenses

	Six months ended
	June 30, 2011	June 30, 2010	% Change
	(in thousands)
Interest and other credit facility expenses	$3,081	$1,222	152%

Management fee	808	35	NM *

Incentive fee	504	—	N/A

Professional fees	570	193	195%

Other expenses	382	239	60%

Total operating expenses	$5,345	$1,689

*  Not meaningful.

Total operating expenses increased by $3.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Interest and other credit facility expenses increased by $1.9 million during the six months ended June 30, 2011. The credit facility of NMF SLF was originally executed in October 2010 and therefore not outstanding at anytime during the six months ended June 30, 2010. Costs associated with the closing of the credit facility of NMF SLF are capitalized and charged against income as other credit facility expense.

Additionally, management fees and incentive fees increased $0.8 million and $0.5 million, respectively, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  As a result of the IPO on May 19, 2011, the Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain administrative costs and professional fees that have been incurred following the completion of the IPO. Accordingly, the Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Six months ended
	June 30, 2011	June 30, 2010
	(in thousands)
Realized gains on investments	$12,552	$29,194
Net change in unrealized (depreciation) appreciation of investments	(6,462)	(16,404)
Total net realized gains and net change in unrealized appreciation (depreciation)	$6,090	$12,790

The net realized and unrealized gains or losses resulted in a net gain of $6.1 million for the six months ended June 30, 2011 compared to a net gain of $12.8 million for the same period in 2010. The net gain for the six months ended June 30, 2011 was primarily driven by the appreciation of our portfolio and the sale or repayment of investments with fair values in excess of December 31, 2010 valuations, resulting in realized gains being greater than the reversal of the cumulative unrealized gains for those investments. The net gain during the six months ended June 30, 2010 was primarily driven by the sharp rise in market prices. We look at total realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our stockholders or for other general corporate purposes.

Guardian AIV and New Mountain Guardian Partners, L.P. contributed a portfolio to NMF Holdings in connection with the IPO of New Mountain Finance, receiving 20,221,938 units of NMF Holdings and 1,252,965 shares New Mountain Finance respectively.  On May 19, 2011, New Mountain Finance priced its initial offering of 7,272,727 shares of common stock at a public offering price of $13.75 per share.  Concurrently with the closing of the offering and at the public offering price of $13.75 per share, the Company sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a separate private placement.

The Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, investment sales of liquid assets, repayments of senior and subordinated loans, income earned on investments and cash equivalents, and, we expect, through periodic follow-on equity offerings.

At June 30, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $77.9 and $10.7 million, respectively. Cash (used in) provided by operating activities for the six months ended June 30, 2011 and 2010 was approximately $(150.2) million and $42.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility — The Loan and Security Agreement dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015.  The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160 million. Under the terms of the Holdings Credit Facility, the Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien debt securities or non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, N.A. The credit facility is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income over the life of the facility.  The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  In addition, the Holdings Credit Facility requires the Company to maintain a minimum asset coverage ratio.  However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of LIBOR plus 3.00% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $0.9 million and $0.4 million, respectively, for the six months ended June 30, 2011. Interest expense and non-usage fees were $1.0 million and $0.1 million, respectively, for the six months ended June 30, 2010. The weighted average interest rate for the six months ended June 30, 2011 and June 30, 2010 was 3.2% and 3.3%, respectively.  The average debt outstanding for the six months ended June 30, 2011 and June 30, 2010 was $53.9 million and $62.3 million, respectively.  The outstanding balance of Holdings Credit Facility as of June 30, 2011 and December 31, 2010 was $34.3 million and $59.7 million, respectively.  As of June 30, 2011 and December 31, 2010, the Company was in compliance with all financial and operational covenants required by the existing credit facilities.

SLF Credit Facility — The Loan and Security Agreement dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. A Second Amendment to the Loan and Security Agreement was executed on March 9, 2011. This amendment increased the maximum amount of revolving borrowings available under this credit facility from $100 million to $150 million.  The loan is non-recourse to NMF Holdings and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income over the life of the facility.  The credit facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control.  The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, N.A. and bears interest at a rate of LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.3 million and $0.6 million, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2011 for the facility was 2.5%.  The average debt outstanding for the six months ended June 30, 2011 was $108.4 million.  The SLF Credit Facility did not exist during the six months ended June 30, 2010.  The outstanding balance as of June 30, 2011 and December 31, 2010 was $126.9 million and $56.9 million, respectively. As of June 30, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the existing credit facilities.

Off-Balance Sheet Arrangements

NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2011 and December 31, 2010, NMF Holdings had outstanding commitments to third parties to fund investments totaling $22.2 million and $12.2 million, respectively, under various undrawn revolving credit and other credit facilities.

Borrowings

Borrowings of $34.3 million and $59.7 million were outstanding as of June 30, 2011 and December 31, 2010, respectively, under the Holdings Credit Facility. Borrowings of $126.9 million and $56.9 million were outstanding as of June 30, 2011 and December 31, 2010, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2011 is as follows:

		Contractual Obligations
		Payments Due by Period (in thousands)
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Holdings Credit Facility (1)	$34,300	$—	$—	$34,300	$—
SLF Credit Facility (2)	126,917	—	—	126,917	—
Total Contractual Obligations	$161,217	$—	$—	161,217	$—

(1)          Under the terms of the $160.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($34.3 million as of June 30, 2011) were required to be repaid on or before October 21, 2015.  As of June 30, 2011, there was approximately $125.7 million of possible capacity remaining under the Holdings Credit Facility.

(2)          Under the terms of the $150.0 million SLF Credit Facility, all outstanding borrowings under that facility ($126.9 million as of June 30, 2011) must be repaid on or before October 27, 2015.  As of June 30, 2011, there was approximately $23.1 million of possible capacity remaining under the SLF Credit Facility.

The Company has certain contracts under which it has material future commitments. The Company has $22.2 million of undrawn funding commitments as of June 30, 2011 related to its participation as a lender in revolving credit facilities of our portfolio companies.

The Operating Company has entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act.  Under the Investment Management Agreement, the Investment Adviser has agreed to provide the Company with investment advisory and management services. The Company has agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

The Company and New Mountain Finance have also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office facilities for the Company and New Mountain Finance and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct their respective day-to-day operations.

If any of the contractual obligations discussed above are terminated, the Company’s costs under any new agreements that are entered into may increase. In addition, the Company would likely incur significant time and expense in locating alternative parties to provide the services the Company expects to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

On August 10, 2011, the Company’s board of directors, and subsequently New Mountain Finance’s board of directors, declared a second quarter 2011 distribution of $0.27 per unit/share payable on August 31, 2011 to holders of record as of August 22, 2011.

Additionally, on August 10, 2011, the Company’s board of directors, and subsequently New Mountain Finance’s board of directors, declared a third quarter 2011 distribution of $0.29 per unit/share payable on September 30, 2011 to holders of record as of September 15, 2011.

Tax characteristics of all dividends paid by New Mountain Finance will be reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for both the Company and New Mountain Finance will be determined by the respective board of directors.

Because New Mountain Finance is a holding company, distributions will be paid on its common stock from distributions received from NMF Holdings. NMF Holdings intends to make distributions to its members that will be sufficient to enable New Mountain Finance to pay quarterly distributions to its stockholders and to obtain and maintain its status as a RIC. New Mountain Finance intends to distribute approximately all of its portion of the Company’s Adjusted Net Investment Income on a quarterly basis and substantially all of its portion of the Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

New Mountain Finance maintains an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then New Mountain Finance stockholders’ cash dividends will be automatically reinvested in additional shares of New Mountain Finance’s common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.  Cash dividends reinvested in additional shares of New Mountain Finance’s common stock will be automatically reinvested by New Mountain Finance in the Company in exchange for additional units of NMF Holdings.

Related Parties

NMF Holdings has entered into a number of business relationships with affiliated or related parties, including the following:

•                  NMF Holdings has entered into an Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital.  Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•                  NMF Holdings and New Mountain Finance have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital.  The Administrator arranges office space for New Mountain Finance and the Company and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to NMF Holdings and New Mountain Finance under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Company’s chief financial officer and chief compliance officer and their respective staffs.  During the first year of operations, the Company has capped its direct and indirect expenses at $3 million.

•                  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Company.  As of June 30, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

•                  The Company and New Mountain Finance have entered into a royalty-free license agreement with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company and New Mountain Finance a non-exclusive, royalty-free license to use the name ‘‘New Mountain’’.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with NMF Holdings’s. The Investment Adviser and its affiliates may determine that an investment is appropriate for NMF Holdings and for one or more of those other funds.  In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser’s allocation procedures.

In addition, New Mountain Finance and NMF Holdings have adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

Item 3.            Quantitative and Qualitative Disclosure about Market Risk

We are subject to certain financial market risks, such as interest rate fluctuations.  During the three months ended June 30, 2011, certain of the loans held in our portfolio had floating interest rates.  Interest rates on the loans held within our portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor.  Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on 1-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points.  Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2011.  Interest expense is calculated based on the terms of our two outstanding revolving credit facilities.  For our floating rate credit facilities we use the outstanding balance as of June 30, 2011.  Interest expense on our floating rate credit facilities are calculated using the interest rate as of June 30, 2011, adjusted for the hypothetical changes in rates, as shown below.  The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2011.  These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2011, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.70%
Base Interest Rate	0.00%
+100 Basis Points	(2.55)%
+200 Basis Points	1.76%
+300 Basis Points	10.99%

Item 4.            Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission (“SEC”) filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

We, New Mountain Finance Advisers BDC, L.L.C. and New Mountain Finance Administration, L.L.C., are not currently subject to any material pending legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.       Risk Factors

The recent downgrade of the U.S. credit rating could negatively impact our liquidity, financial condition and earnings. Due to the current federal budget deficit concerns, Standard & Poor’s (“S&P”) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011.  This downgrade could lead to subsequent downgrades by S&P, as well as to downgrades by the other two major credit rating agencies, Moody’s and Fitch Ratings.  These developments, and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our stock price and our financial performance.

Besides the risk mentioned above, there has been no material change in the information provided under the heading “Risk Factors” in our Registration Statement on Form N-2 dated May 16, 2011. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On May 25, 2011, New Mountain Finance closed the sale of 2,172,000 shares of its common stock, par value $0.01 per share in a private placement to persons affiliated with New Mountain Capital Group, L.L.C. for cash, resulting in aggregate net cash proceeds to New Mountain Finance of $29,865,000.  No underwriting discounts or commissions were paid in respect of these shares.  These securities were offered and sold in reliance upon an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended, or the Securities Act.  New Mountain Finance paid the $29,865,000 in proceeds from the private placement to acquire 2,172,000 common membership units of NMF Holdings.

On May 19, 2011, NMF Holdings issued 20,221,938 common membership units to Guardian AIV and 1,252,964 common membership units to New Mountain Guardian Partners, L.P. in return for the respective operations, including all of the assets and liabilities related to such operations, of Guardian AIV and New Mountain Guardian Partners, L.P.  Guardian AIV contributed its 20,221,938 common membership units in NMF Holdings to AIV Holdings in return for a 100% ownership interest in AIV Holdings. New Mountain Guardian Partners, L.P. contributed its 1,252,964 common membership units to New Mountain Finance in return for 1,252,964 shares of common stock of New Mountain Finance, par value $0.01 per share. Each of these transactions between NMF Holdings, New Mountain Finance, New Mountain Guardian AIV, L.P., New Mountain Guardian Partners, L.P. and AIV Holdings took place in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

(b) Use of Proceeds from private placement and IPO

On May 25, 2011, New Mountain Finance closed its IPO pursuant to its Registration Statement on Form N-2 dated May 16, 2011 (Registration Nos. 333-168280 and 333-172503) which the SEC declared effective on May 19, 2011. Under the registration statement, New Mountain Finance registered the offering and sale of an aggregate of 9,527,948 shares of New Mountain Finance’s common stock, including 1,242,776 shares that the underwriters had the option to purchase, and 9,527,948 common membership units in NMF Holdings. New Mountain Finance sold 7,272,727 shares of its common stock and 7,272,727 common membership units of NMF Holdings registered under the registration statement were sold at a price to the public of $13.75 per share, and New Mountain Finance used the proceeds of the offering to purchase 7,272,727 common membership units of NMF Holdings. Goldman, Sachs & Co., Wells Fargo Securities, LLC, and Morgan Stanley & Co. Incorporated acted as the joint-lead bookrunners for the underwriters in the IPO. Stifel, Nicolaus & Company, Incorporated and RBC Capital Markets, LLC were the co-lead managers and Robert W. Baird & Co. Incorported, BB&T Capital Markets, a division of Scott & Stringfellow, LLC and Janney Montgomery Scott LLC were the co-managers for the IPO.

As a result of the IPO, NMF Holdings raised a total of approximately $100.0 million in gross proceeds through New Mountain Finance, and approximately $88.6 million in net proceeds after deducting underwriting discounts and commissions of $7.0 million and estimated offering expenses of $4.4 million.  As of June 30, 2011, NMF Holdings had used the net proceeds for repayment of indebtedness, investments in portfolio companies, or for other general corporate purposes as described in more detail in the “Use of Proceeds” section of New Mountain Finance’s Registration Statement on Form N-2, filed with the SEC on May 16, 2011.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          (Removed and Reserved)

Item 5.          Other Information

None.

Item 6.          Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
2.1	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Debt Funding, L.L.C.

2.2	Merger Agreement, dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.

2.3	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.

3.1	Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C.*

3.2	Certificate of Amendment to Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C. changing its name to New Mountain Finance Holdings, L.L.C.

3.3	Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.

3.4	First Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.

3.5	Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.

10.1	Letter Agreement relating to entry into Amended and Restated Loan and Security Agreement by and among New Mountain Finance Holdings, L.L.C., as Borrower and Collateral Administrator, each of the lenders thereto, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Collateral Custodian.*

10.2	Form of Variable Funding Note of New Mountain Finance Holdings, L.L.C., as the Borrower*

10.3

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary*

10.4

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian*

10.5

First Amendment to Loan and Security Agreement by and among New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.6

Second Amendment to Loan and Security Agreement by and among New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender*

10.7

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary*

10.8	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower*

10.9	Form of Investment Management Agreement*

10.10	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent*

10.11	Form of Administration Agreement*

10.12	Form of Trademark License Agreement*

10.13	Form of Registration Rights Agreement*

10.14	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director*

10.15	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2011.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.

By:	/s/ Robert A. Hamwee
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam B. Weinstein
Adam B. Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)