Form 10-K
period 2011-12-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2012-03-07
CIK 1491925, 1496099, 1515173

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrant as specified in their charters, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00839	New Mountain Finance Holdings, L.L.C. 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	26-3633318
814-00832	New Mountain Finance Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
814-00902	New Mountain Finance AIV Holdings Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	80-0721242

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Name of each exchange on which registered
New Mountain Finance Holdings, L.L.C.	None	None
New Mountain Finance Corporation	Common stock, $0.01 par value	The New York Stock Exchange
New Mountain Finance AIV Holdings Corporation	None	None

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
New Mountain Finance Holdings, L.L.C.	Common membership units
New Mountain Finance Corporation	None
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value

             Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

             Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

New Mountain Finance Holdings, L.L.C.	Yes ☒ No ☐
New Mountain Finance Corporation	Yes ☒ No ☐
New Mountain Finance AIV Holdings Corporation	Yes ☒ No ☐

             Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☐
New Mountain Finance Corporation	Yes ☐ No ☐
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

New Mountain Finance Holdings, L.L.C.	☒
New Mountain Finance Corporation	☒
New Mountain Finance AIV Holdings Corporation	☒

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

             There is no established market for New Mountain Finance AIV Holdings Corporation's shares of common stock. Additionally, there is no established market for New Mountain Finance Holdings, L.L.C.'s common membership units.

             The aggregate market value of common stock held by non-affiliates of the publically traded registrant, New Mountain Finance Corporation, on June 30, 2011 based on the closing price on that date of $12.70 on the New York Stock Exchange was $95.1 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Registrant	Description	Shares / Units as of March 7, 2012
New Mountain Finance Holdings, L.L.C.	Common membership units	30,919,629
New Mountain Finance Corporation	Common stock, $0.01 par value	10,697,691
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

             This combined Form 10-K is filed separately by three registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, the "New Mountain Finance Registrants"). Information contained herein relating to any New Mountain Finance Registrant is filed by such registrant solely on its own behalf. Each New Mountain Finance Registrant makes no representation as to information relating exclusively to the other registrants.

             Portions of the New Mountain Finance Registrants' Joint Proxy Statement for their joint 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this combined Form 10-K are incorporated by reference into Part III on this combined Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

        The information in this combined Form 10-K relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, "we", "us", "our" or the "Companies"). Information that relates to an individual registrant will be specifically referenced to the respective company. None of the Companies make any representation as to the information related solely to the other registrants other than itself.

Item 1.    Business

New Mountain Finance Holdings, L.L.C.

        New Mountain Finance Holdings, L.L.C. ("NMF Holdings", the "Operating Company" or the "Master Fund") is a Delaware limited liability company. NMF Holdings is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, NMF Holdings is obligated to comply with certain regulatory requirements. NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2011. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

New Mountain Finance Corporation

        New Mountain Finance Corporation ("New Mountain Finance") is a Delaware corporation that was incorporated on June 29, 2010. New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, New Mountain Finance is obligated to comply with certain regulatory requirements. New Mountain Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code") commencing with its taxable year ended December 31, 2011.

        On May 19, 2011, New Mountain Finance priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities.

New Mountain Finance AIV Holdings Corporation

        New Mountain Finance AIV Holdings Corporation ("AIV Holdings") is a Delaware corporation that was incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings' sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ended December 31, 2011.

Structure

        In connection with New Mountain Finance's IPO and through a series of transactions, NMF Holdings acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations. The current structure was designed to generally prevent New Mountain Finance from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings. The result is that any distributions made to New Mountain Finance's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

        New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in NMF Holdings. New Mountain Finance and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which New Mountain Finance and AIV Holdings were admitted as members of NMF Holdings. New Mountain Finance acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance's common stock sold in the IPO and the Concurrent Private Placement). Additionally, New Mountain Finance received units of NMF Holdings equal to the number of shares of common stock of New Mountain Finance issued to the limited partners of New Mountain Guardian Partners, L.P.

        As a result of the transactions completed in connection with the IPO, Guardian AIV obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance's common stock on a one-for-one basis. As of December 31, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

        The current organizational structure of NMF Holdings, New Mountain Finance, and AIV Holdings is depicted below.

        New Mountain Finance and AIV Holdings apply an investment company master-feeder financial statement preparation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in NMF Holdings. New Mountain Finance and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of New Mountain Finance and AIV Holdings with a clearer depiction of their investment in the Master Fund.

New Mountain Finance Advisers BDC, L.L.C.

        The Investment Adviser manages the Operating Company's day-to-day operations and provides it with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring the Operating Company's investments and monitoring and servicing the Operating Company's investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of NMF Holdings' investments above $5.0 million in aggregate by issuer. For additional information on the investment committee, see below "Investment Committee".

New Mountain Finance Administration, L.L.C.

        The Administrator provides the administrative services necessary to conduct our day-to-day operations. The Administrator also performs, or oversees the performance of, our financial records, our reports to stockholders and reports filed with the Securities and Exchange Commission. The Administrator performs the calculation and publication of our net asset values, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator may also provide, on the Operating Company's behalf, managerial assistance to its portfolio companies.

Competition

        The Operating Company competes for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe the Operating Company is able to be competitive with these entities primarily on the basis of the experience and contacts of its management team, the Operating Company's responsive and efficient investment analysis and decision-making processes, the investment terms the Operating Company offers, the leveraged model that the Operating Company employs to perform its due diligence with the broader New Mountain Capital team and the Operating Company's model of investing in companies and industries it knows well.

        We believe that some of the Operating Company's competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that the Operating Company targets. Therefore, the Operating Company does not seek to compete solely on the interest rates and returns that it offers to potential portfolio companies. For additional information concerning the competitive risks the Operating Company faces, see Item 1A.—Risk Factors.

Investment Objectives and Portfolio

        The Operating Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Operating Company's investments may also include equity interests such as preferred stock, common stock, warrants or options received in connection with the Operating Company's debt investments or may include a direct investment in the equity of private companies.

        The Operating Company makes investments through both primary originations and open-market secondary purchases. The Operating Company primarily targets loans to, and invests in, the United States ("U.S.") middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $20.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance. The Operating Company's targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $50.0 million. This investment size may vary proportionately as the size of the Operating Company's capital base changes. At December 31, 2011, the Operating Company's portfolio consisted of 55 portfolio companies and was invested 58.3% in first lien loans, 37.3% in second lien loans, 4.0% in subordinated debt and 0.4% in equity and other, as measured at fair value versus 43 portfolio companies invested 72.8% in first lien loans, 22.5% in second lien loans, 4.6% in subordinated debt and 0.1% in equity and other at December 31, 2010.

        The fair value of the Operating Company's investments was approximately $703.5 million in 55 portfolio companies at December 31, 2011, $441.1 million in 43 portfolio companies at December 31, 2010 and $320.5 million in 24 portfolio companies at December 31, 2009. For the year ended December 31, 2011, NMF Holdings made approximately $493.3 million of new investments in 37 portfolio companies. For the year ended December 31, 2010, NMF Holdings made approximately $332.7 million of new investments in 34 portfolio companies. For the year ended December 31, 2009, NMF Holdings made approximately $268.4 million of new investments in 29 portfolio companies.

        For the year ended December 31, 2011, NMF Holdings had approximately $146.4 million in debt repayments in existing portfolio companies and sales of securities in 17 portfolio companies aggregating approximately $85.6 million. In addition, during the year ended December 31, 2011, NMF Holdings had a change in unrealized appreciation on 17 portfolio companies totaling approximately $6.1 million, which was offset by a change in unrealized depreciation on 48 portfolio companies totaling approximately $29.2 million. For the year ended December 31, 2010, NMF Holdings had approximately $40.3 million in debt repayments in existing portfolio companies and sales of securities in 16 portfolio companies aggregating approximately $217.9 million. During the year ended December 31, 2010, NMF Holdings had a change in unrealized appreciation on 36 portfolio companies totaling approximately $13.0 million, which was offset by a change in unrealized depreciation on 18 portfolio companies totaling approximately $53.0 million. For the year ended December 31, 2009, NMF Holdings had approximately $10.1 million in debt repayments in existing portfolio companies and sales of securities in 12 portfolio companies aggregating approximately $115.3 million. During the year ended December 31, 2009, NMF Holdings had a change in unrealized appreciation on 21 portfolio companies totaling approximately $69.3 million, which was offset by a change in unrealized depreciation on four portfolio companies totaling approximately $1.2 million.

        At December 31, 2011, the Operating Company's weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.7% and 13.1%, respectively. "Adjusted Yield to Maturity" assumes that the investments in the Operating Company's portfolio are purchased at fair value on December 31, 2011 and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of the Operating Company's wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C ("NMF SLF"). NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF's net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of LIBOR contracts by the individual companies in the Operating Company's portfolio or other factors. References to "Unadjusted Yield to Maturity" have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Operating Company, but rather the assets themselves are consolidated into the Operating Company.

        The following summarizes the Operating Company's ten largest portfolio company investments and top ten industries in which the Operating Company was invested as of December 31, 2011, calculated as a percentage of total assets as of December 31, 2011.

Portfolio Company	Percent of Total Assets
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	4.5%
Decision Resources, LLC	4.3%
Lawson Software, Inc. (fka SoftBrands, Inc.)	4.3%
Global Knowledge Training LLC	4.2%
Meritas Schools Holdings, LLC	4.0%
Managed Health Care Associates, Inc.	3.9%
Insight Pharmaceuticals LLC	3.4%
Renaissance Learning, Inc.	2.8%
Learning Care Group (US), Inc.	2.7%
Transplace Texas, L.P.	2.7%

Industry	Percent of Total Assets
Software	21.3%
Healthcare Services	16.1%
Education	13.9%
Business Services	10.5%
Federal Services	9.7%
Consumer Services	4.1%
Information Services	4.1%
Healthcare Products	3.4%
Logistics	3.4%
Industrial Services	2.4%

Investment Criteria

        The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of the Operating Company's investments.

  •
  Defensive growth industries.  The Operating Company seeks to invest in industries that can succeed in both robust and weak economic environments but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.

  •
  High barriers to competitive entry.  The Operating Company targets industries and companies that have well defined end-markets and well established, understandable barriers to competitive entry.

  •
  Recurring revenue.  Where possible, the Operating Company focuses on companies that have a high degree of predictability in future revenue.

  •
  Flexible cost structure.  The Operating Company seeks to invest in businesses that have limited fixed costs and therefore modest operating leverage.

  •
  Strong free cash flow and high return on assets.  The Operating Company focuses on businesses with a demonstrated ability to produce meaningful free cash flow from operations. The Operating Company typically targets companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.

  •
  Sustainable business and niche market dominance.  The Operating Company seeks to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.

  •
  Established companies.  The Operating Company seeks to invest in established companies with sound historical financial performance. The Operating Company does not intend to invest in start-up companies or companies with speculative business plans.

  •
  Private equity sponsorship.  The Operating Company generally seeks to invest in companies in conjunction with private equity sponsors who it knows and trusts and who have proven capabilities in building value.

  •
  Seasoned management team.  The Operating Company generally requires that its portfolio companies have a seasoned management team with strong corporate governance. Oftentimes the Operating Company has a historical relationship with or direct knowledge of key managers from previous investment experience.

Investment Selection and Process

        The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute the Operating Company's investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:

  •
  Identifying attractive investment sectors top down;

  •
  Creating competitive advantages in the selected industry sectors; and

  •
  Targeting companies with leading market share and attractive business models in its chosen sectors.

Investment Committee

        The Investment Adviser's investment committee (the "Investment Committee") currently consists of Steven B. Klinsky, Robert Hamwee, Adam Collins, Douglas Londal and Alok Singh. The Investment Committee is responsible for approving all of the Operating Company's investment purchases above $5.0 million. The Investment Committee also monitors investments in the Operating Company's portfolio and approves all asset dispositions above $5.0 million. Purchases and dispositions below $5.0 million may be approved by the Operating Company's Chief Executive Officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.

        The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

        In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. Members of the Operating Company's investment team are encouraged to share information and views on credits with the committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

Investment Structure

        The Operating Company targets debt investments that will yield meaningful current income and occasionally provide the opportunity for capital appreciation through equity securities. The Operating Company's debt investments are typically structured with the maximum seniority and collateral that the Operating Company can reasonably obtain while seeking to achieve its total return target.

Debt Investments

        The terms of the Operating Company's debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and structured to protect its rights and manage its risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that the Operating Company collects on its debt investments.

  •
  First Lien Loans and Bonds.  First lien loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower.

  •
  Second Lien Loans and Bonds.  Second lien loans and bonds generally have terms of five to eight years, provide for a variable or fixed interest rate, may contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. These second lien loans and bonds may include payment-in-kind ("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

  •
  Unsecured Senior, Subordinated and "Mezzanine" Loans and Bonds.  Any unsecured investments are generally expected to have terms of five to ten years and provide for a fixed interest rate. Unsecured investments may include PIK interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and may have an equity component, such as warrants to purchase common stock in the portfolio company.

        In addition, from time to time the Operating Company may also enter into bridge or other commitments which can result in providing future financing to a portfolio company.

Equity Investments

        When the Operating Company makes a debt investment, it may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding. In addition, the Operating Company may from time to time make non-control, equity co-investments in conjunction with private equity sponsors. The Operating Company generally seeks to structure its equity investments, such as direct equity co-investments, to provide it with minority rights provisions and event-driven put rights. The Operating Company also seeks to obtain limited registration rights in connection with these investments, which may include "piggyback" registration rights.

Portfolio Company Monitoring

        The Operating Company monitors the performance and financial trends of its portfolio companies on at least a quarterly basis. The Operating Company attempts to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of its original investment strategy. The Operating Company uses several methods of evaluating and monitoring the performance of its investments, including but not limited to, the following:

  •
  review of monthly and quarterly financial statements and financial projections for portfolio companies provided by its management;

  •
  ongoing dialogue with and review of original diligence sources;

  •
  periodic contact with portfolio company management (and, if appropriate the private equity sponsor) to discuss financial position, requirements and accomplishments; and

  •
  assessment of business development success, including product development, profitability and the portfolio company's overall adherence to its business plan.

        The Operating Company uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. The Operating Company uses a four-level numeric rating scale as follows:

  •
  Investment Rating 1—Investment is performing above expectations;

  •
  Investment Rating 2—Investment is performing in-line with expectations. All new loans are rated 2 at initial purchase;

  •
  Investment Rating 3—Investment is performing below expectations and risk has increased since the original investment; and

  •
  Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment.

        The following table shows the distribution of the Operating Company's investments on the 1 to 4 investment rating scale at fair value as of December 31, 2011:

	As of December 31, 2011
Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$142.4	18.0%	$130.2	18.5%
Investment Rating 2	642.4	81.4%	572.5	81.4%
Investment Rating 3	—	—%	—	—%
Investment Rating 4	4.5	0.6%	0.8	0.1%

	$789.3	100.0%	$703.5	100.0%

(1)
Excludes shares and warrants.

Exit Strategies/Refinancing

        The Operating Company exits its investments typically through one of four scenarios: (i) the sale of the portfolio company itself resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which the Operating Company's loan is replaced with debt or equity from a third party or parties (in some cases, the Operating Company may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of the Operating Company's loan then outstanding at maturity or (iv) the sale of the debt investment by the Operating

Company. In some investments, there may be scheduled amortization of some portion of the Operating Company's loan which would result in a partial exit of its investment prior to the maturity of the loan.

Valuation

        The Operating Company conducts the valuation of assets, pursuant to which its net asset value, and, consequently, New Mountain Finance Holdings' and AIV Holdings' net asset value is determined, at all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act. New Mountain Finance and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

        The Operating Company applies fair value accounting in accordance with GAAP. The Operating Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Operating Company's board of directors is ultimately and solely responsible for determining the fair value of its portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Operating Company's quarterly valuation procedures are set forth in more detail below:

  (1)
  Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

  (2)
  Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

  a.
  Bond quotes are obtained through independent pricing services. Analytics are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

  b.
  For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

  i.
  Investments for which more than two quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

  ii.
  Investments for which one or two quotes are received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

  (3)
  Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

  a.
  Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

    b.
    Preliminary valuation conclusions will then be documented and discussed with the Operating Company's senior management;

    c.
    If an investment falls into (3) above for four consecutive quarters and if the investment's par value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

    d.
    Also, when deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

        Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature of and the realizable value of any collateral, the portfolio company's earnings, discounted cash flows, the ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

        The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Operating Company's investments may fluctuate from period to period.

Operating and Regulatory Environment

        As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized in the U.S. for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

        NMF Holdings, New Mountain Finance, and AIV Holdings each have a board of directors. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. As BDCs, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.

        As a BDC, each of the Companies is required to meet a coverage ratio of the value of total assets to total senior securities, which include all of its borrowings and any preferred stock we may issue in the future, of at least 200.0%. The Operating Company monitors its compliance with this coverage ratio on a regular basis, however, New Mountain Finance and AIV Holdings have no material long-term liabilities themselves and their only business and sole asset is their ownership of NMF Holdings. New Mountain Finance and AIV Holdings are relying on the provisions of Section 12(d)(1)(E) of the 1940 Act, which requires, among other things, that their respective investment in the Operating Company be their only asset and that their respective shareholders are entitled to vote on a "pass-through" basis with the Operating Company's other voting security holders.

        New Mountain Finance may, to the extent permitted under the 1940 Act, issue additional equity capital, which would in turn increase the equity capital available to the Operating Company. New Mountain Finance is generally not able to issue and sell its common stock at a price below net asset value per share. New Mountain Finance may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current net asset value of its common stock if its board of directors determines that such sale is in the best interests of New Mountain Finance and the best interests of its stockholders, and its stockholders approve such sale. In addition, New Mountain Finance may generally issue new shares of its common stock at a price below net asset value in rights offerings to existing stockholders and in certain other limited circumstances.

        As a BDC, the Operating Company is generally not permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or to make any co-investments with the Investment Adviser or its affiliates without an exemptive order from the Securities and Exchange Commission.

        We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67.0% or more of such company's voting securities present at a meeting if more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50.0% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

        In addition, as BDCs, the Companies are not permitted to issue stock or units in consideration for services. New Mountain Finance, NMF Holdings and the Investment Adviser are seeking exemptive relief to permit NMF Holdings to pay 50.0%, on an after tax basis, of the incentive fee payable to the Investment Adviser in units of NMF Holdings, which will be exchangeable into shares of New Mountain Finance's common stock and to treat the receipt of such units as an exempt purchase under Section 23(a) of the 1940 Act. As of December 31, 2011, the exemptive relief requested had not been granted. There can be no assurance when or if the exemptive relief will be granted.

New Mountain Finance's and AIV Holdings' Taxation as a Regulated Investment Company

        New Mountain Finance and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under Subchapter M of the Code, commencing with the filing of their December 31, 2011 income tax returns. As RICs, New Mountain Finance and AIV Holdings generally will not pay corporate-level federal income taxes on any income that they timely distribute to their stockholders as dividends. Rather, dividends distributed by New Mountain Finance or AIV Holdings generally will be taxable to New Mountain Finance's or AIV Holdings' stockholders, but any net operating losses, foreign tax credits and other tax attributes of New Mountain Finance or AIV Holdings generally will not pass through to New Mountain Finance's or AIV Holdings' stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by New Mountain Finance and AIV Holdings.

        To qualify as RICs, New Mountain Finance and AIV Holdings must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify as RICs, New

Mountain Finance and AIV Holdings must distribute to their stockholders, for each taxable year, at least 90.0% of their "investment company taxable income", which is generally their net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

        New Mountain Finance and AIV Holdings will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless they distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income for each calendar year, (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). While New Mountain Finance and AIV Holdings intend to make distributions to their stockholders in each taxable year that will be sufficient to avoid any federal excise tax on their earnings, there can be no assurance that New Mountain Finance or AIV Holdings will be successful in entirely avoiding this tax. For the year ended December 31, 2011, no federal excise tax was paid by either New Mountain Finance or AIV Holdings.

        In order to qualify as RICs for federal income tax purposes, New Mountain Finance and AIV Holdings must, among other things:

  •
  Continue to qualify as BDCs under the 1940 Act at all times during each taxable year;

  •
  Derive in each taxable year at least 90.0% of their respective gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships", or other income derived with respect to New Mountain Finance's or AIV Holdings' business of investing in such stock or securities (the "90.0% Income Test"); and

  •
  Diversify their holdings so that at the end of each quarter of the taxable year:

  •
  at least 50.0% of the respective values of New Mountain Finance's or AIV Holdings' assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the respective values of New Mountain Finance's or AIV Holdings' assets or more than 10.0% of the outstanding voting securities of the issuer; and

  •
  no more than 25.0% of the respective values of New Mountain Finance's or AIV Holdings' assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by New Mountain Finance or AIV Holdings and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").

Failure to Qualify as a Regulated Investment Company

        If New Mountain Finance or AIV Holdings fail to satisfy the 90.0% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, they may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require it to pay certain corporate-level federal taxes or to dispose of certain assets). If New Mountain Finance or AIV Holdings fail to qualify for treatment as a RIC and such relief provisions do not apply to New Mountain Finance or AIV Holdings, New Mountain Finance or AIV Holdings will be subject to federal income tax on all of its taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether New Mountain Finance or AIV Holdings made any distributions to its stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to its stockholders as ordinary dividend income and, subject to certain limitations under the Code. Any such distributions made in taxable years beginning before January 1, 2013 would be eligible for the 15.0% maximum rate applicable to non-corporate taxpayers to the extent of New Mountain Finance's or AIV Holdings' current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of New Mountain Finance's or AIV Holdings' current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

        Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, New Mountain Finance and AIV Holdings could be subject to tax on any unrealized net built-in gains in the assets held by New Mountain Finance or AIV Holdings during the period in which New Mountain Finance or AIV Holdings failed to qualify as a RIC that are recognized during the 10-year period after its requalification as a RIC, unless New Mountain Finance or AIV Holdings made a special election to pay corporate-level federal income tax on such built-in gain at the time of New Mountain Finance's or AIV Holdings' requalification as a RIC. New Mountain Finance or AIV Holdings may decide to be taxed as a regular corporation even if New Mountain Finance or AIV Holdings would otherwise qualify as a RIC if New Mountain Finance or AIV Holdings determines that treatment as a corporation for a particular year would be in its best interests.

Investment Management Agreement

        The Companies are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of units of the Operating Company. As a result, New Mountain Finance and AIV Holdings will not pay any external investment advisory or management fees. However, the Operating Company is externally managed by the Investment Adviser and will pay the Investment Adviser a fee for its services. The following summarizes the arrangements between the Operating Company and the Investment Adviser pursuant to an investment advisory and management agreement (the "Investment Management Agreement").

Management Services

        The Investment Adviser is registered as an Investment Adviser under the Investment Advisers Act of 1940 (the "Advisers Act"). The Investment Adviser will serve pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of the Operating Company's board of directors, the Investment Adviser will manage the Operating Company's day-to-day operations and provide it with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser will:

  •
  determine the composition of the Operating Company's portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

  •
  determine the securities and other assets that the Operating Company will purchase, retain or sell;

  •
  identify, evaluate and negotiate the structure of the Operating Company's investments that the Operating Company makes;

  •
  execute, monitor and service the investments the Operating Company makes;

  •
  perform due diligence on prospective portfolio companies;

  •
  vote, exercise consents and exercise all other rights appertaining to such securities and other assets on behalf of the Operating Company; and

  •
  provide the Operating Company with such other investment advisory, research and related services as the Operating Company may, from time to time, reasonably require.

        The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to the Operating Company are not impaired) and/or other entities affiliated with New Mountain are permitted to furnish similar services to other entities.

Management Fees

        Pursuant to the Investment Management Agreement, the Operating Company has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by the Operating Company's members, including New Mountain Finance and AIV Holdings and, as a result, are indirectly borne by New Mountain Finance's and AIV Holdings' common stockholders.

Base Management Fees

        The base management fee is calculated at an annual rate of 1.75% of the Operating Company's gross assets less (i) the borrowings under the Operating Company's senior loan fund's Loan and Security Agreement with Wells Fargo Bank, National Association, dated October 27, 2010, as amended, (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Operating Company's gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

Incentive Fees

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2011), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

        Under GAAP, New Mountain Finance's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company's investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").

        Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of the Operating Company's net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized), subject to a "catch-up" provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Operating Company's incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

  •
  No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle").

  •
  100.0% of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

  •
  20.0% of the amount of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

        The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Operating Company's Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

        In accordance with GAAP, the Operating Company accrues a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year.

        New Mountain Finance, the Operating Company and the Investment Adviser are seeking exemptive relief from the Securities and Exchange Commission to permit the Operating Company to pay 50.0%, on an after tax basis, of the incentive fee in units of the Operating Company, which will be exchangeable into shares of New Mountain Finance's common stock on a one-for-one basis. If such exemptive relief is granted, the number of the Operating Company's units payable to the Investment Adviser will be calculated based on the greater of (i) the net asset value (as of the last publicly available annual or quarterly report filed with the Securities and Exchange Commission) on the last day of each calendar quarter in which the Investment Adviser is entitled to receive an incentive fee (the "Incentive Fee Date"), or (ii) the market price of New Mountain Finance's common stock on the Incentive Fee Date, and in accordance with such restrictions and conditions as may be required by the exemptive relief. There can be no assurance that this exemptive relief will be granted. In addition, if New Mountain Finance, the Operating Company and the Investment Adviser receive exemptive relief from the Securities and Exchange Commission, any units so received by the Investment Adviser will be subject to a three-year lock-up agreement, pursuant to which one-third of the common membership units received by the Investment Adviser will be released from the lock-up on an annual basis until the expiration of each three-year lock-up period. If exemptive relief is not granted, the Operating Company will continue to pay the entire incentive fee in cash. If the Investment Management Agreement is terminated by the Operating Company, then the lock-up provisions with respect to any units or shares of the Operating Company or New Mountain Finance received by the Investment Adviser or its transferees pursuant to the Investment Management Agreement immediately expire.

Example 1: Income Related Portion of Incentive Fee for Each Calendar Quarter*:

  Alternative 1

  Assumptions

    Investment income (including interest, dividends, fees, etc.) = 1.25%
    Hurdle rate(1) = 2.00%
    Management fee(2) = 0.44%
    Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%

    Pre-Incentive Fee Adjusted Net Investment Income
    (investment income - (management fee + other expenses)) = 0.61%

        Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate, therefore there is no income-related incentive fee.

  Alternative 2

  Assumptions

    Investment income (including interest, dividends, fees, etc.) = 2.90%
    Hurdle rate(1) = 2.00%
    Management fee(2) = 0.44%
    Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%

    Pre-Incentive Fee Adjusted Net Investment Income
    (investment income - (management fee + other expenses)) = 2.26%

    Incentive fee = 100.00% × Pre-Incentive Fee Adjusted Net Investment Income (subject to "catch-up")(4)

      = 100.00% × (2.26% - 2.00%)
      = 0.26%

        Pre-Incentive Fee Adjusted Net Investment Income exceeds the hurdle rate, but does not fully satisfy the "catch-up" provision, therefore the income related portion of the incentive fee is 0.26%.

  Alternative 3

  Assumptions

    Investment income (including interest, dividends, fees, etc.) = 3.50%
    Hurdle rate(1) = 2.00%
    Management fee(2) = 0.44%
    Other expenses (legal, accounting, safekeeping agent, transfer agent, etc.)(3) = 0.20%

    Pre-Incentive Fee Adjusted Net Investment Income
    (investment income - (management fee + other expenses)) = 2.86%

    Incentive fee = 100.00% × Pre-Incentive Fee Adjusted Net Investment Income (subject to "catch-up")(4)

      Incentive fee = 100.00% × "catch-up" + (20.00% × (Pre-Incentive Fee Adjusted Net Investment Income - 2.50%))

      Catch-up = 2.50% - 2.00%
                      = 0.50%

      Incentive fee = (100.00% × 0.50%) + (20.00% × (2.86% - 2.50%))
                            = 0.50% + (20.00% × 0.36%)
                            = 0.50% + 0.07%
                            = 0.57%

        Pre-Incentive Fee Adjusted Net Investment Income exceeds the hurdle rate, and fully satisfies the "catch-up" provision, therefore the income related portion of the incentive fee is 0.57%.

*
The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets and assumes, for the Operating Company's investments held prior to the IPO, interest income has been adjusted to reflect the amortization of purchase or original issue discount as if each investment was purchased at the date of the IPO, or stepped up to fair market value.

(1)
Represents 8.00% annualized hurdle rate.

(2)
Assumes 1.75% annualized base management fee.

(3)
Excludes organizational and offering expenses.

(4)
The "catch-up" provision is intended to provide the Investment Adviser with an incentive fee of 20.00% on all Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when the Operating Company's net investment income exceeds 2.50% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee*:

  Alternative 1:

  Assumptions

    Year 1: $20.0 million investment made in Company A ("Investment A"), and $30.0 million investment made in Company B ("Investment B")

    Year 2: Investment A sold for $50.0 million and fair market value ("FMV") of Investment B determined to be $32.0 million

    Year 3: FMV of Investment B determined to be $25.0 million

    Year 4: Investment B sold for $31.0 million

        The capital gains portion of the incentive fee would be:

    Year 1: None

    Year 2: Capital gains incentive fee of $6.0 million—($30.0 million realized capital gains on sale of Investment A multiplied by 20.0%)

    Year 3: None—$5.0 million (20.0% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)

    Year 4: Capital gains incentive fee of $0.2 million—$6.2 million ($31.0 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains incentive fee taken in Year 2)

  Alternative 2

  Assumptions

    Year 1: $20.0 million investment made in Company A ("Investment A"), $30.0 million investment made in Company B ("Investment B") and $25.0 million investment made in Company C ("Investment C")

    Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

    Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

    Year 4: FMV of Investment B determined to be $35.0 million

    Year 5: Investment B sold for $20.0 million

        The capital gains incentive fee, if any, would be:

    Year 1: None

    Year 2: $5.0 million capital gains incentive fee—20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)

    Year 3: $1.4 million capital gains incentive fee—$6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation)) less $5.0 million capital gains incentive fee received in Year 2

    Year 4: $0.6 million capital gains incentive fee—$7.0 million (20.0% multiplied by $35.0 million cumulative realized capital gains) less cumulative $6.4 million capital gains incentive fee received in Year 2 and Year 3

    Year 5: None—$5.0 million (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $7.0 million cumulative capital gains incentive fee paid in Year 2, Year 3 and Year 4(1)

*
The hypothetical amounts of returns shown are based on a percentage of the Operating Company's total net assets and assume no leverage. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in this example. The capital gains incentive fees are calculated on an "adjusted" basis for the Operating Company's investments held prior to the IPO and assumes those investments have been adjusted to reflect the amortization of purchase or original issue discount as if each investment was purchased at the date of the IPO, or stepped up to fair market value.

(1)
As noted above, it is possible that the cumulative aggregate capital gains fee received by the Investment Adviser ($7.0 million) is effectively greater than $5.0 million (20.0% of cumulative aggregate realized capital gains less net realized capital losses or net unrealized depreciation ($25.0 million)).

Payment of Expenses

        The Operating Company's primary operating expenses are the payment of a base management fee and any incentive fees under the Investment Management Agreement and the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement. The Operating Company bears all other expenses of the Companies' operations and transactions, including (without limitation) fees and expenses relating to:

  •
  organizational and offering expenses;

  •
  the investigation and monitoring of the Operating Company's investments;

  •
  the cost of calculating net asset value;

  •
  interest payable on debt, if any, to finance its investments;

  •
  the cost of effecting sales and repurchases of shares of New Mountain Finance's common stock and other securities;

  •
  management and incentive fees payable pursuant to the Investment Management Agreement;

  •
  fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

  •
  transfer agent and custodial fees;

  •
  fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

  •
  federal and state registration fees;

  •
  any exchange listing fees;

  •
  federal, state, local and foreign taxes;

  •
  independent directors' fees and expenses;

  •
  brokerage commissions;

  •
  costs of proxy statements, stockholders' reports and notices;

  •
  costs of preparing government filings, including periodic and current reports with the Securities and Exchange Commission;

  •
  fees and expenses associated with independent audits and outside legal costs;

  •
  costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;

  •
  fidelity bond, liability insurance and other insurance premiums; and

  •
  printing, mailing and all other direct expenses incurred by either the Investment Adviser or the Companies in connection with administering our business, including payments under the Administration Agreement that is based upon the Company's allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, including the allocable portion of the compensation of the Companies' chief financial officer and chief compliance officer and their respective staffs.

Qualifying Assets

        Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. Since New Mountain Finance and AIV Holdings have no assets other than their ownership of units of the Operating Company and have no material long-term liabilities, New Mountain Finance and AIV Holdings look to the Operating Company's assets for purposes of satisfying these requirements. The principal categories of qualifying assets relevant to our business are any of the following:

  1)
  Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the Securities and Exchange Commission. An eligible portfolio company is defined in the 1940 Act as any issuer which:

  (a)
  is organized under the laws of, and has its principal place of business in, the U.S.;

  (b)
  is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

  (c)
  satisfies any of the following:

  (i)
  does not have any class of securities that is traded on a national securities exchange;

  (ii)
  has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million;

  (iii)
  is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

  (iv)
  is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

  2)
  Securities of any eligible portfolio company that the Operating Company controls.

  3)
  Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

  4)
  Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the Operating Company already owns 60.0% of the outstanding equity of the eligible portfolio company.

  5)
  Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

  6)
  Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

        In addition, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

        As of December 31, 2011, 1.3% of the Operating Company's total assets were not qualifying assets.

Managerial Assistance to Portfolio Companies

        In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, the Operating Company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance, except that, where the Operating Company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate provides such managerial assistance on the Operating Company's behalf to portfolio companies that request this assistance.

Temporary Investments

        Pending investments in other types of qualifying assets, the Operating Company's investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of the Operating Company's assets are qualifying assets. Typically, the Operating Company will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Operating Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Operating Company's assets that may be invested in such repurchase agreements. However, if more than 25.0% of the Operating Company's total assets constitute repurchase agreements from a single counterparty, New Mountain Finance and AIV Holdings would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, the Operating Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which the Operating Company enters into repurchase agreement transactions.

Senior Securities

        The Operating Company is permitted, under specified conditions, to issue multiple classes of debt and one class of membership units senior to its common membership units if the Operating Company's asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Operating Company's Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, dated May 19, 2011 (the "Holdings Credit Facility"), or the SLF Credit Facility), the Companies must make provisions to prohibit any distribution to their stockholders or unit holders, as applicable, or the repurchase of their equity securities unless the Operating Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Operating Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes without regard to its asset coverage. The Operating Company will include the assets and liabilities of NMF SLF for purposes of calculating the asset coverage ratio. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.

Code of Ethics

        The Companies have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by the Operating Company so long as such investments are made in accordance with the code's requirements. You may read and copy the code of ethics at the Securities and Exchange Commission's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330, and copies of the code of ethics may be obtained, after paying a duplication fee, by electronic request at the following e-mail address: publicinfo@sec.gov. In addition, the code of ethics is available on the Securities and Exchange Commission's Internet site at http://www.sec.gov.

Compliance Policies and Procedures

        The Companies and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and the Companies are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. The Companies' chief compliance officer is responsible for administering these policies and procedures.

Proxy Voting Policies and Procedures

        The Operating Company has delegated its proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and the Operating Company's non-interested directors, and, accordingly, are subject to change.

Introduction

        As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote the Operating Company's securities in a timely manner free of conflicts of interest and in the best interests of the Companies.

        The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

        The Investment Adviser will vote proxies relating to the Operating Company's securities in the best interest of the Companies. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by the Operating Company. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

        The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy voting records

        You may obtain, without charge, information regarding how the Operating Company voted proxies with respect to the Operating Company's portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 787 Seventh Avenue, 48th Floor, New York, NY 10019.

Staffing

        The Companies do not have any employees. Day-to-day investment operations that are conducted by the Operating Company are managed by the Investment Adviser. See "Investment Management Agreement". The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including the compensation of the Companies' chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8.—Financial Statements and Supplementary Data—Note 5, Agreements.

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect the Companies. For example:

  •
  pursuant to Rule 13a-14 of the Exchange Act, the chief executive officer and chief financial officer of the Companies will be required to certify the accuracy of the financial statements contained in the Companies' periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, the Companies' periodic reports will be required to disclose their respective conclusions about the effectiveness of their disclosure controls and procedures;

  •
  pursuant to Rule 13a-15 of the Exchange Act, beginning for the fiscal year ending December 31, 2012, the Companies' management will be required to prepare a report regarding their assessment of their respective internal control over financial reporting and will be required to obtain an audit of the effectiveness of internal control over financial reporting performed by their independent registered public accounting firm as of December 31, 2012; and

  •
  pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Companies' periodic reports will be required to disclose whether there were significant changes in their respective internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        The Sarbanes-Oxley Act of 2002 requires the Companies to review their current policies and procedures to determine whether they comply with the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. The Companies intend to monitor their compliance with all regulations that are adopted under the Sarbanes-Oxley Act of 2002 and will take actions necessary to ensure that they are in compliance therewith.

Available Information

        We file with or submit to the Securities and Exchange Commission annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. You may inspect and copy any materials we file with the Securities and Exchange Commission at the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549 or by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information filed electronically by us with the Securities and Exchange Commission at http://www.sec.gov.

        We make available free of charge on our website, http://www.newmountainfinance.com, our reports, proxies and information statements, and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the Securities and Exchange Commission. Information contained on our website is not incorporated by reference into this annual report and should not be considered to be a part of this annual report.

Privacy Notice

        We are committed to protecting your privacy. This privacy notice sets forth our policies with respect to non-public personal information about our stockholders and prospective and former stockholders. These policies apply to stockholders of the Companies and may be changed at any time, provided notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.

        We will safeguard, according to strict standards of security and confidentiality, all information we receive about you. The only information we collect from you is your name, address, number of shares you hold and your social security number. This information is used only so that we can send you annual reports and other information about us, and send you proxy statements or other information required by law.

        We do not share this information with any non-affiliated third party except as described below.

  •
  Authorized Employees of the Investment Adviser.  It is our policy that only authorized employees of the Investment Adviser who need to know your personal information will have access to it.

  •
  Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing your trades, and mailing you information.

    These companies are required to protect your information and use it solely for the purpose for which they received it.

  •
  Courts and Government Officials.  If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.

        We seek to carefully safeguard your private information and, to that end, restrict access to non-public personal information about you to those employees and other persons who need to know the information to enable us to provide services to you. We maintain physical, electronic and procedural safeguards to protect your non-public personal information.

        If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our Chief Compliance Officer at (212) 655-0024.

Item 1A.    Risk Factors

        You should carefully consider the significant risks described below, together with all of the other information included in this combined Form 10-K, including our financial statements and the related combined notes, before making an investment decision in any of the Companies. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, the Operating Company's financial condition, the Operating Company's investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially affected. In such case, our net asset value and the trading price of New Mountain Finance's common stock could decline. There can be no assurance that we will achieve the Operating Company's investment objective and you may lose all or part of your investment.

RISKS IN THE CURRENT ENVIRONMENT

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact the Operating Company's liquidity, financial condition and earnings, thus affecting the financial condition and earnings of New Mountain Finance and AIV Holdings.

        Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Operating Company's debt portfolio and its ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on New Mountain Finance's stock price. Continued adverse economic conditions could have a material adverse effect on the Companies' business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

        New Mountain Finance and AIV Holdings are newly-formed entities while the Operating Company commenced operations in October 2008, owning all of the operations, including all of the assets and liabilities, of the Predecessor Entities. New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company. As a result, we are subject to many of the business risks and uncertainties associated with any new business, including the risk that we may not achieve the Operating Company's investment objective and that, as a result, the value of New Mountain Finance's common stock and the Operating Company's units could decline substantially.

The Operating Company may suffer credit losses.

        Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

The Operating Company does not expect to replicate the Predecessor Entities' historical performance or the historical performance of other entities managed or supported by the New Mountain Capital.

        The Operating Company does not expect to replicate the Predecessor Entities' historical performance or the historical performance of New Mountain Capital's investments. The Operating Company's investment returns may be substantially lower than the returns achieved by the Predecessor Entities. Although the Predecessor Entities commenced operations during otherwise unfavorable economic conditions, this was a favorable environment in which the Operating Company could conduct its business in light of its investment objectives and strategy. In addition, the Operating Company's investment strategies may differ from those of New Mountain Capital or its affiliates. The Companies, as BDCs, and New Mountain Finance and AIV Holdings, as RICs, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or its affiliates.

        The Operating Company is generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co-investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act. This may adversely affect the pace at which the Operating Company makes investments. Moreover, the Operating Company may operate with a different leverage profile than the Predecessor Entities. Furthermore, none of the prior results from the Predecessor Entities were from public reporting companies, and all or a portion of these results were achieved in particularly favorable market conditions for the Operating Company's investment strategy which may never be repeated. Finally, we can offer no assurance that the Operating Company's investment team will be able to continue to implement its investment objective with the same degree of success as it has had in the past.

There is uncertainty as to the value of the Operating Company's portfolio investments because most of its investments are, and may continue to be in private companies and recorded at fair value. In addition, because New Mountain Finance and AIV Holdings are holding companies, the fair values of the Operating Company's investments are determined by the Operating Company's board of directors in accordance with the Operating Company's valuation policy.

        Some of the Operating Company's investments are and may be in the form of securities or loans that are not publicly traded. The fair value of these investments may not be readily determinable. Under the 1940 Act, the Operating Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by its board of directors, including to reflect significant events affecting the value of its securities. The Operating Company values its investments for which it does not have readily available market quotations quarterly, or more frequently as circumstances require, at fair value as determined in good faith by its board of directors in accordance with its valuation policy, which is at all times consistent with GAAP. See Item 8.—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies or Note 4, Fair Value for additional information on around valuations.

        The Operating Company's board of directors utilizes the services of one or more independent third-party valuation firms to aid it in determining the fair value with respect to its material unquoted assets in accordance with its valuation policy. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

        The types of factors that the board of directors takes into account in determining the fair value of its investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Operating Company's determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed.

        Due to this uncertainty, the Operating Company's fair value determinations may cause its net asset value and, consequently, New Mountain Finance's and AIV Holdings' net asset value, on any given date, to materially understate or overstate the value that the Operating Company may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing New Mountain Finance's common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant. Since New Mountain Finance and AIV Holdings are holding companies and their only business and sole asset are their ownership of common membership units of the Operating Company, New Mountain Finance's and AIV Holdings' net asset values are based on the Operating Company's valuation and their percentage interest in the Operating Company.

        Although the Operating Company's current board of directors is comprised of the same individuals as New Mountain Finance's and AIV Holdings' board of directors, there can be no assurances that the Operating Company's board composition will remain the same as New Mountain Finance and AIV Holdings. As a result, the value of your investment in New Mountain Finance or AIV Holdings could be similarly understated or overstated based on the Operating Company's fair value determinations. However, in the event that New Mountain Finance and/or AIV Holdings' board of directors believes that a different fair value for the Operating Company's investments is appropriate, New Mountain Finance and/or AIV Holdings' board of directors may discuss the differences in the valuations with the Operating Company's board of directors for the purposes of resolving the differences in valuation. The valuation procedures of New Mountain Finance and AIV Holdings are substantially similar to those utilized by the Operating Company described above.

        The Operating Company may adjust quarterly the valuation of its portfolio to reflect its board of directors' determination of the fair value of each investment in its portfolio. Any changes in fair value are recorded in the Operating Company's statement of operations as net change in unrealized appreciation or depreciation.

The Operating Company's ability to achieve its investment objective depends on key investment personnel of the Investment Adviser. If the Investment Adviser were to lose any of its key investment personnel, the Operating Company's ability to achieve its investment objective could be significantly harmed.

        The Operating Company depends on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky and Robert Hamwee, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service its investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2011 consisted of approximately 94 staff members of New Mountain Capital and its affiliates to fulfill its obligations to the Operating Company under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. The Operating Company's future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on the Operating Company's ability to achieve its investment objective.

        The Investment Committee, which provides oversight over the Operating Company's investment activities, is provided by the Investment Adviser. The Investment Committee currently consists of five members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit the Operating Company's ability to achieve its investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operation and cash flows. To achieve the Operating Company's investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in its investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.

The Investment Adviser does not have any prior experience managing a BDC or a RIC, which could adversely affect our business.

        The Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. New Mountain Finance and AIV Holdings have no assets other than their ownership of common membership units of the Operating Company and have no material long-term liabilities. As a result, New Mountain Finance and AIV Holdings look to the Operating Company's assets and income for purposes of satisfying the requirements under the 1940 Act applicable to BDCs and the requirements under the Code applicable to RICs. The failure to comply with these provisions in a timely manner could prevent New Mountain Finance, AIV Holdings and the Operating Company from qualifying as BDCs or New Mountain Finance and AIV Holdings from qualifying as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Operating Company's investment objective. If the Operating Company fails to maintain its status as a BDC or operate in a manner consistent with New Mountain Finance's and AIV Holdings' status as RICs, its operating flexibility could be significantly reduced and New Mountain Finance and AIV Holdings may be unable to maintain their status as BDCs or RICs.

The Operating Company operates in a highly competitive market for investment opportunities and may not be able to compete effectively.

        The Operating Company competes for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of its competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to the Operating Company. In addition, some of the Operating Company's competitors may have higher risk tolerances or different risk assessments than the Operating Company has. Furthermore, many of the Operating Company's competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on the Companies as BDCs or the source-of-income, asset diversification and distribution requirements that New Mountain Finance and AIV Holdings must satisfy to obtain and maintain their RIC status. These characteristics could allow the Operating Company's competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Operating Company is able to do. There are a number of new BDCs that have recently completed their initial public offerings or that have filed registration statements with the Securities and Exchange Commission, which could create increased competition for investment opportunities.

        The Operating Company may lose investment opportunities if it does not match its competitors' pricing, terms and structure. With respect to the investments the Operating Company makes, it does not seek to compete based primarily on the interest rates it may offer, and we believe that some of the Operating Company's competitors may make loans with interest rates that may be lower than the rates it offers. In the secondary market for acquiring existing loans, we expect the Operating Company to compete generally on the basis of pricing terms. If the Operating Company matches its competitors' pricing, terms and structure, it may experience decreased net interest income, lower yields and increased risk of credit loss. If the Operating Company is forced to match its competitors' pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. Part of the Operating Company's competitive advantage stems from the fact that we believe the market for middle-market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of the Operating Company's competitors in this target market could force it to accept less attractive investment terms. The Operating Company may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to the Operating Company and may not be in the best interests of the Operating Company and, consequently, New Mountain Finance's and AIV Holdings' stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If the Operating Company is not able to compete effectively, its business, financial condition and results of operations may be adversely affected, thus affecting the business, financial condition and results of operations of New Mountain Finance and AIV Holdings. Because of this competition, there can be no assurance that the Operating Company will be able to identify and take advantage of attractive investment opportunities that it identifies or that it will be able to fully invest its available capital.

Our business, results of operations and financial condition depends on the Operating Company's ability to manage future growth effectively.

        The Operating Company's ability to achieve its investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet the Operating Company's investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to the Operating Company and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Management Agreement and may also be called upon to provide managerial assistance to the Operating Company's portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow the Operating Company's rate of investment. In order to grow, the Operating Company and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If the Operating Company is unable to manage its future growth effectively, our business, results of operations and financial condition could be materially adversely affected.

The incentive fee may induce the Investment Adviser to make speculative investments.

        The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to the Investment Adviser is calculated based on a percentage of the Operating Company's return on investment capital. This may encourage the Investment Adviser to use leverage to increase the return on the Operating Company's investments. In addition, because the base management fee is payable based upon the Operating Company's gross assets, which includes any borrowings for investment purposes, but excludes cash and cash equivalents for investment purposes, the Investment Adviser may be further encouraged to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of New Mountain Finance's and AIV Holdings' common membership units of the Operating Company and, consequently, the value of New Mountain Finance's and AIV Holdings' common stock.

        The incentive fee payable to the Investment Adviser also may create an incentive for the Investment Adviser to invest in instruments that have a deferred interest feature, even if such deferred payments would not provide the cash necessary for the Operating Company to make distributions to New Mountain Finance and AIV Holdings that enable New Mountain Finance and AIV Holdings to pay current distributions to their stockholders. Under these investments, the Operating Company would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment's term, if at all. The Operating Company's net investment income used to calculate the income portion of the incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that the Operating Company has not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligations. In addition, the "catch-up" portion of the incentive fee may encourage the Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

The Operating Company may be obligated to pay the Investment Adviser incentive compensation even if the Operating Company incurs a loss.

        The Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of the Operating Company's Pre-Incentive Fee Adjusted Net

Investment Income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. Accordingly, since the performance threshold is based on a percentage of the Operating Company's net asset value, decreases in the Operating Company's net asset value makes it easier to achieve the performance threshold. The Operating Company's Pre-Incentive Fee Adjusted Net Investment Income for incentive compensation purposes excludes realized and unrealized capital losses or depreciation that it may incur in the fiscal quarter, even if such capital losses or depreciation result in a net loss on the Operating Company's statement of operations for that quarter. Thus, the Operating Company may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of its portfolio or the Operating Company incurs a net loss for that quarter.

The Operating Company borrows money, which could magnify the potential for gain or loss on amounts invested in us and increase the risk of investing in us.

        The Operating Company borrows money as part of its business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect the Operating Company to continue to use leverage to finance its investments, through senior securities issued by banks and other lenders. The Operating Company is restricted from incurring additional indebtedness under the Holdings Credit Facility and the SLF Credit Facility (the "Credit Facilities"), without lender consent. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowing Facilities for a detailed discussion on the Credit Facilities. Lenders of these senior securities have fixed dollar claims on the Operating Company's assets that are superior to New Mountain Finance's and AIV Holdings' claim as members of the Operating Company, and, consequently, superior to claims of New Mountain Finance's and AIV Holdings' common stockholders. If the value of the Operating Company's assets decreases, leveraging would cause its net asset value and, consequently, New Mountain Finance's and AIV Holdings' net asset value, to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in the Operating Company's income would cause its net income and consequently New Mountain Finance's and AIV Holdings' net income to decline more sharply than they would have had it not borrowed. Such a decline could adversely affect the Operating Company's ability to make distributions to its members and, consequently, New Mountain Finance's and AIV Holdings' ability to make common stock dividend payments. In addition, because the Operating Company's investments may be illiquid, the Operating Company may be unable to dispose of them or to do so at a favorable price in the event it needs to do so if it is unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique.

        The Operating Company's ability to service any debt that it incurs depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the Investment Adviser's management fee is payable to the Investment Adviser based on gross assets, including those assets acquired through the use of leverage, the Investment Adviser may have a financial incentive to incur leverage which may not be consistent with New Mountain Finance's and AIV Holdings' interests and the interests of their common stockholders. In addition, holders of New Mountain Finance's and AIV Holdings' common stock will, indirectly, bear the burden of any increase in the Operating Company's expenses as a result of leverage, including any increase in the management fee payable to the Investment Adviser.

        At December 31, 2011, NMF Holdings had $129.0 million and $165.9 million of indebtedness outstanding under the Holdings Credit Facility and the SLF Credit Facility, respectively. The Holdings Credit Facility had an effective annual interest rate of 3.2% for the year ended December 31, 2011 and the SLF Credit Facility had an effective interest rate of 2.5% for the year ended December 31, 2011.

New Mountain Finance and the Operating Company may need to raise additional capital to grow the Operating Company.

        All of the proceeds from the IPO and the Concurrent Private Placement were contributed to the Operating Company in exchange for New Mountain Finance's and AIV Holdings' acquisition of common membership units of the Operating Company. The Operating Company may need additional capital to fund new investments and grow its portfolio of investments once the Operating Company has fully invested these proceeds. New Mountain Finance may access the capital markets periodically to issue equity securities, which would in turn increase the equity capital available to the Operating Company. In addition, the Operating Company may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. AIV Holdings does not intend to raise any additional equity or debt capital. However, the Operating Company is restricted from incurring additional indebtedness under the Credit Facilities, without lender consent. New Mountain Finance is not permitted to own any other securities other than its common membership units of the Operating Company. As a result, any proceeds from offerings by New Mountain Finance of equity securities would be contributed to the Operating Company. Unfavorable economic conditions could increase New Mountain Finance and the Operating Company's funding costs, and as a result AIV Holdings' funding costs, and limit their access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. A reduction in the availability of new capital could limit the Operating Company's ability to grow. In addition, each of New Mountain Finance and AIV Holdings are required to distribute at least 90.0% of their net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to their stockholders to obtain and maintain their RIC status. As a result, these earnings will not be available to fund new investments. If New Mountain Finance or the Operating Company is unable to access the capital markets or if the Operating Company is unable to borrow from financial institutions, the Operating Company may be unable to grow its business and execute its business strategy fully and our earnings, if any, could decrease which could have an adverse effect on the value of New Mountain Finance's and AIV Holdings' securities.

If the Operating Company is unable to comply with the covenants or restrictions in the Credit Facilities, our business could be materially adversely affected.

        The Credit Facilities include covenants that, subject to exceptions, among other things, restrict the Operating Company's ability to incur additional indebtedness, pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facilities also include change of control provisions that accelerate the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent the Operating Company from taking actions that we believe would help it to grow its business or are otherwise consistent with its investment objective. These restrictions could also limit the Operating Company's ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Credit Facilities could limit the Operating Company's ability to make distributions to its members in certain circumstances which could result in New Mountain Finance and AIV Holdings failing to qualify as RICs and thus becoming subject to corporate-level federal income tax (and any applicable state and local taxes).

        The breach of any of the covenants or restrictions unless cured within the applicable grace period, would result in a default under the respective Credit Facilities that would permit the lender to declare all amounts outstanding to be due and payable. In such an event, the Operating Company may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the Credit Facilities could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact the Operating Company's liquidity. An event of default under the Holdings Credit Facility will trigger an event of default under the SLF Credit Facility.

The Operating Company may not be granted waivers or amendments to the Credit Facilities if for any reason it is unable to comply with it, and the Operating Company may not be able to refinance the Credit Facilities on terms acceptable to it, or at all.

The Operating Company may enter into reverse repurchase agreements, which are another form of leverage.

        Subject to limitations in the Credit Facilities, the Operating Company may enter into reverse repurchase agreements as part of its management of its investment portfolio. Under a reverse repurchase agreement, the Operating Company will effectively pledge its assets as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the fair value of the pledged collateral. At the maturity of the reverse repurchase agreement, the payor will be required to repay the loan and correspondingly receive back its collateral. While used as collateral, the assets continue to pay principal and interest which are for the benefit of the Operating Company.

        The Operating Company's use of reverse repurchase agreements, if any, involves many of the same risks involved in its use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional securities. There is a risk that the market value of the securities acquired with the proceeds of a reverse repurchase agreement may decline below the price of the securities that it has sold but remains obligated to repurchase under the reverse repurchase agreement. In addition, there is a risk that the market value of the securities effectively pledged by the Operating Company may decline. If a buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experience insolvency, the Operating Company may be adversely affected. Also, in entering into reverse repurchase agreements, the Operating Company would bear the risk of loss to the extent that the proceeds of such agreements at settlement are more than the fair value of the underlying securities being pledged. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Operating Company's net asset value would decline, and, in some cases, we may be worse off than if such instruments had not been used.

If the Operating Company is unable to obtain additional debt financing, or if its borrowing capacity is materially reduced, our business could be materially adversely affected.

        The Operating Company may want to obtain additional debt financing, or need to do so upon maturity of its Credit Facilities, in order to obtain funds which may be made available for investments. The Operating Company is restricted from incurring additional indebtedness under the Credit Facilities without lender consent. The revolving period under the Holdings Credit Facility ends on October 21, 2013, and the Holdings Credit Facility matures on October 21, 2015. The revolving period under the SLF Credit Facility ends on October 27, 2013, and the SLF Credit Facility matures on October 27, 2015. If the Operating Company is unable to increase, renew or replace any such facility and enter into a new debt financing facility or other debt financing on commercially reasonable terms, its liquidity may be reduced significantly. In addition, if the Operating Company is unable to repay amounts outstanding under any such facilities and is declared in default or is unable to renew or refinance these facilities, it may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that the Operating Company may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or the Operating Company, and could materially damage the Operating Company's business operations and, consequently, New Mountain Finance's and AIV Holdings' business, results of operations and financial condition.

An extended continuation of the disruption in the capital markets and the credit markets could adversely affect our business.

        As BDCs, New Mountain Finance and the Operating Company must maintain its ability to raise additional capital for investment purposes. If New Mountain Finance or the Operating Company is unable to access the capital markets or credit markets, the Operating Company may be forced to curtail its business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause the Operating Company to reduce the volume of loans it originates and/or funds and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase the Operating Company's funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. These events could limit the Operating Company's investment originations, limit its ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict the Operating Company's business operations and, consequently, could adversely impact New Mountain Finance's and AIV Holdings' business, results of operations and financial condition.

        If the fair value of the Operating Company's assets declines substantially, it may fail to maintain the asset coverage ratios imposed upon it by the 1940 Act and contained in its Credit Facilities. Any such failure would affect the Operating Company's ability to issue senior securities, including borrowings, draw on its Credit Facilities and pay distributions, which could materially impair its business operations. The Operating Company's liquidity could be impaired further by New Mountain Finance, AIV Holdings or the Operating Company's inability to access the capital or credit markets. For example, we cannot be certain that the Operating Company will be able to renew its credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally. In addition, adverse economic conditions due to these disruptive conditions could materially impact the Operating Company's ability to comply with the financial and other covenants in any existing or future credit facilities. If the Operating Company is unable to comply with these covenants, its business could be materially adversely affected, which could, as a result, materially adversely affect New Mountain Finance's and AIV Holdings' business, results of operations and financial condition.

Changes in interest rates may affect the Operating Company's cost of capital and net investment income.

        To the extent the Operating Company borrows money to make investments, the Operating Company's net investment income depend, in part, upon the difference between the rate at which it borrows funds and the rate at which it invests those funds. As a result, a significant change in market interest rates may have a material adverse effect on the Operating Company's net investment income in the event it uses debt to finance its investments. In periods of rising interest rates, the Operating Company's cost of funds would increase, which could reduce its net investment income. The Operating Company may use interest rate risk management techniques in an effort to limit its exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

The incentive fee the Operating Company pays to the Investment Adviser with respect to capital gains may be effectively greater than 20.0%.

        As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee the Operating Company pays to the Investment Adviser, the cumulative aggregate capital gains fee received by the Investment Adviser could be effectively greater than 20.0%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. We cannot predict whether, or to what extent, this payment calculation would affect your investment in New Mountain Finance or AIV Holdings' common stock.

RISKS RELATED TO OUR OPERATIONS

Because the Operating Company intends to make distributions to its members that will be sufficient to enable New Mountain Finance and AIV Holdings to obtain and maintain their status as RICs, and because New Mountain Finance and AIV Holdings intend to distribute substantially all of their income to their stockholders to obtain and maintain their status as RICs, the Operating Company will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, the Operating Company's ability to grow may be impaired.

        In order for New Mountain Finance and AIV Holdings to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, the Operating Company intends to make distributions to its members that will be sufficient to enable New Mountain Finance and AIV Holdings to obtain and maintain their status as RICs, and New Mountain Finance and AIV Holdings intend to distribute to their stockholders substantially all of their annual taxable income, except that New Mountain Finance may retain certain net capital gains for reinvestment in common membership units of the Operating Company, and treat such amounts as deemed distributions to its stockholders. If New Mountain Finance elects to treat any amounts as deemed distributions, New Mountain Finance must pay income taxes at the corporate rate on such deemed distributions on behalf of its stockholders. As a result of these requirements, New Mountain Finance and the Operating Company may need to raise capital from other sources to grow its business.

        As a BDC, the Operating Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of the Operating Company's borrowings and any outstanding preferred membership units, of at least 200.0%. The Operating Company consolidates the assets and liabilities of NMF SLF for the purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. Since New Mountain Finance and AIV Holdings have no assets other than their ownership of common membership units of the Operating Company and have no material long-term liabilities, New Mountain Finance and AIV Holdings look to the Operating Company's assets for purposes of satisfying this test. These requirements limit the amount that the Operating Company may borrow. Because the Operating Company continues to need capital to grow its investment portfolio, these limitations may prevent the Operating Company from incurring debt and require New Mountain Finance to raise additional equity at a time when it may be disadvantageous to do so. While we expect the Operating Company will be able to borrow and to issue additional debt securities and expect that New Mountain Finance will be able to issue additional equity securities, which would in turn increase the equity capital available to the Operating Company, we cannot assure you that debt and equity financing will be available to the Operating Company on favorable terms, or at all. In addition, as a BDC, New Mountain Finance generally is not permitted to issue equity securities priced below net asset value without stockholder approval. AIV Holdings does not intend to raise any additional debt or equity capital. If additional funds are not available to New Mountain Finance or the Operating Company, the Operating Company may be u forced to curtail or cease new investment activities, and the Operating Company's net asset value and, consequently, New Mountain Finance's and AIV Holdings' net asset value, could decline.

Our ability to enter into transactions with our affiliates is restricted.

        As BDCs, the Companies are prohibited under the 1940 Act from participating in certain transactions with their respective affiliates without the prior approval of their respective independent directors and, in some cases, the Securities and Exchange Commission. Any person that owns, directly or indirectly, 5.0% or more of New Mountain Finance's or AIV Holdings' outstanding voting securities is an affiliate of the Companies for purposes of the 1940 Act. The Companies are generally prohibited from buying or selling any securities (other than their respective securities) from or to an affiliate. The 1940 Act also prohibits certain "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the Securities and Exchange Commission. If a person acquires more than 25.0% of New Mountain Finance's or AIV Holdings' voting securities, the Companies are prohibited from buying or selling any security (other than their respective securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the Securities and Exchange Commission. Similar restrictions limit the Companies' ability to transact business with their respective officers or directors or their affiliates. As a result of these restrictions, the Operating Company may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the Securities and Exchange Commission, which may limit the scope of investment opportunities that would otherwise be available to the Operating Company.

The Investment Adviser has significant potential conflicts of interest with New Mountain Finance, AIV Holdings and the Operating Company and, consequently, your interests as stockholders which could adversely impact our investment returns.

        The Companies' executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by the Companies' affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. Although we are currently New Mountain Capital's only vehicle focused primarily on investing in the Target Securities, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to the Operating Company and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that the Operating Company may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over the Operating Company. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

        If the Investment Adviser forms other affiliates in the future, the Operating Company may co-invest on a concurrent basis with such other affiliate, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the Securities and Exchange Commission and the Operating Company's allocation procedures. In addition, the Operating Company pays management and incentive fees to the Investment Adviser and reimburses the Investment Adviser for certain expenses it incurs. As a result, investors in New Mountain Finance's common stock invest in New Mountain Finance and indirectly in the Operating Company, on a "gross" basis and receive distributions on a "net" basis after New Mountain Finance's pro rata share of the Operating

Company's expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting the Operating Company's investment discretion.

        The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest through the Operating Company, the securities of which are purchased or sold on the Operating Company's behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Operating Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Operating Company and, consequently, your interests as stockholders of New Mountain Finance and AIV Holdings.

The valuation process for certain of the Operating Company's portfolio holdings creates a conflict of interest.

        Some of the Operating Company's portfolio investments are made in the form of securities that are not publicly traded. As a result, the Operating Company's board of directors determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Operating Company's board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Steven B. Klinsky, a member of the Companies' board of directors, has an indirect pecuniary interest in the Investment Adviser. The participation of the Investment Adviser's investment professionals in the Operating Company's valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Companies' board of directors, could result in a conflict of interest as the Investment Adviser's management fee is based, in part, on the Operating Company's gross assets and incentive fees are based, in part, on unrealized gains and losses.

Conflicts of interest may exist related to other arrangements with the Investment Adviser or its affiliates.

        The Companies have entered into a royalty-free license agreement with New Mountain Capital under which New Mountain Capital has agreed to grant the Companies a non-exclusive, royalty-free license to use the name "New Mountain". In addition, the Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, such as rent and the allocable portion of the cost of the Companies' chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that the Operating Company's board of directors must monitor.

The Investment Management Agreement with the Investment Adviser and the Administration Agreement with the Administrator were not negotiated on an arm's length basis.

        The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, the Companies may choose not to enforce, or to enforce less vigorously, their respective rights and remedies under these agreements because of their desire to maintain their ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause New Mountain Finance and AIV Holdings to breach its fiduciary obligations to its stockholders.

The Investment Adviser's liability is limited under the Investment Management Agreement, and the Operating Company has agreed to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

        Under the Investment Management Agreement, the Investment Adviser does not assume any responsibility other than to render the services called for under that agreement, and it is not responsible for any action of the Operating Company's board of directors in following or declining to follow the Investment Adviser's advice or recommendations. Under the terms of the Investment Management Agreement, the Investment Adviser, its officers, members, personnel, any person controlling or controlled by the Investment Adviser are not liable to the Companies, their subsidiaries or any of their respective directors, members or stockholders or any subsidiary's stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Investment Adviser's duties under the Investment Management Agreement. In addition, the Operating Company has agreed to indemnify the Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted pursuant to authority granted by the Investment Management Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person's duties under the Investment Management Agreement. These protections may lead the Investment Adviser to act in a riskier manner than it would when acting for its own account.

The Investment Adviser can resign upon 60 days' notice, and a suitable replacement may not be found within that time, resulting in disruptions in the Operating Company's operations that could adversely affect our business, results of operations and financial condition.

        Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, the Operating Company may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and the Operating Company's ability to pay distributions are likely to be materially adversely affected and the market price of New Mountain Finance's common stock may decline. In addition, if the Operating Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if the Operating Company is able to retain comparable management, whether internal or external, their integration into the Operating Company's business and lack of familiarity with the Operating Company's investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

The Administrator can resign upon 60 days notice from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

        The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as the Operating Company's ability to pay distributions are likely to be adversely affected and the market price of New Mountain

Finance's common stock may decline. In addition, the coordination of the Companies' internal management and administrative activities is likely to suffer if they are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into the Operating Company's business and lack of familiarity with the Operating Company's investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

If New Mountain Finance, AIV Holdings and the Operating Company fail to maintain their status as BDCs, our business and operating flexibility could be significantly reduced.

        The Companies qualify as BDCs under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the Securities and Exchange Commission to bring an enforcement action against the Companies and/or expose the Companies to claims of private litigants. In addition, upon approval of a majority of New Mountain Finance or AIV Holdings' stockholders, or, in the Operating Company's case, a majority of its members voting on a pass through basis, the Companies may elect to withdraw their respective election as a BDC. If the Companies decide to withdraw their election, or if the Companies otherwise fail to qualify, or maintain their qualification, as BDCs, the Companies may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

If the Operating Company does not invest a sufficient portion of its assets in qualifying assets, it could be precluded from investing in certain assets or could be required to dispose of certain assets, which could have a material adverse effect on our business, financial condition and results of operations.

        As a BDC, the Operating Company is prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If the Operating Company does not invest a sufficient portion of its assets in qualifying assets, it would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent the Operating Company from making follow-on investments in existing portfolio companies (which could result in the dilution of its position) or could require the Operating Company to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If the Operating Company needs to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, the Operating Company may have difficulty in finding a buyer and, even if a buyer is found, it may have to sell the investments at a substantial loss.

The Operating Company's ability to invest in public companies may be limited in certain circumstances.

        To maintain the Operating Company's status, and consequently, New Mountain Finance's and AIV Holdings' status as BDCs, the Operating Company is not permitted to acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations governing the operations of BDCs will affect New Mountain Finance's ability to raise additional equity capital as well as the Operating Company's ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

        The Operating Company's business requires a substantial amount of capital. The Operating Company may acquire additional capital from the issuance of senior securities, including borrowing or other indebtedness. In addition, New Mountain Finance may also issue additional equity capital, which would in turn increase the equity capital available to the Operating Company. Under the 1940 Act, New Mountain Finance is not permitted to own any other securities other than common membership units of the Operating Company. As a result, any proceeds from offerings of New Mountain Finance's equity securities would be contributed to the Operating Company and subsequently used by the Operating Company for investment purposes. However, New Mountain Finance and the Operating Company may not be able to raise additional capital in the future on favorable terms or at all.

        The Operating Company may issue debt securities, other evidences of indebtedness or preferred membership units, and it may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Operating Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. The Operating Company consolidates the assets and liabilities of NMF SLF for purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. If the Operating Company's asset coverage ratio is not at least 200.0%, it would be unable to issue senior securities, and if it had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Credit Facilities), it would be unable to make distributions to its members and, consequently, New Mountain Finance and AIV Holdings would be unable to pay dividends. However, at December 31, 2011, the only senior securities outstanding were indebtedness under the Credit Facilities and therefore at December 31, 2011, the Operating Company would not have been precluded from paying distributions. If the value of the Operating Company's or NMF SLF's assets declines, the Operating Company may be unable to satisfy this test. If that happens, the Operating Company or NMF SLF may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous.

        The Holdings Credit Facility matures on October 21, 2015 and permits borrowings of $160.0 million. The Holdings Credit Facility had $129.0 million in debt outstanding as of December 31, 2011. The SLF Credit Facility matures on October 27, 2015 and permits borrowings of $175.0 million. The SLF Credit Facility had $165.9 million in debt outstanding as of December 31, 2011.

        In addition, the Operating Company may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, the Operating Company would likely create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. The Operating Company would then sell interests in the subsidiary on a non-recourse basis to purchasers and it would retain all or a portion of the equity in the subsidiary. If the Operating Company is unable to successfully securitize its loan portfolio, which must be done in compliance with the relevant restrictions in the Credit Facilities, its ability to grow its business or fully execute its business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions and the Operating Company may not be able to access this market when it would otherwise deem appropriate. Moreover, the successful securitization of the Operating Company's portfolio might expose the Operating Company to losses as the residual investments in which it does not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.

        New Mountain Finance may also obtain capital for use by the Operating Company through the issuance of additional equity capital, which would in turn increase the equity capital available to the Operating Company. As a BDC, New Mountain Finance generally is not able to issue or sell its common stock at a price below net asset value per share. If New Mountain Finance's common stock trades at a discount to its net asset value per share, this restriction could adversely affect its ability to raise equity capital. New Mountain Finance may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below its net asset value per share of the common stock if its board of directors and independent directors determine that such sale is in its best interests and the best interests of its stockholders, and its stockholders approve such sale. In any such case, the price at which New Mountain Finance's securities are to be issued and sold may not be less than a price that, in the determination of New Mountain Finance's board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If New Mountain Finance raises additional funds by issuing more shares of its common stock or if the Operating Company issues senior securities convertible into, or exchangeable for, New Mountain Finance's common stock, the percentage ownership of New Mountain Finance's and AIV Holdings' stockholders may decline and you may experience dilution. Any proceeds from the issuance of additional shares of New Mountain Finance's common stock would be contributed to the Operating Company and used to purchase, on a one-for-one basis, additional common membership units of the Operating Company.

The Operating Company's ability to pay 50.0%, on an after tax basis, of the incentive fee to the Investment Adviser in common membership units of the Operating Company is contingent on receipt of exemptive relief from the Securities and Exchange Commission.

        Pursuant to the Investment Management Agreement with the Investment Adviser, the Operating Company has agreed, to the extent permissible, to pay 50.0%, on an after tax basis, of the incentive fee in common membership units of the Operating Company having a total market price, calculated based on the market price of New Mountain Finance's common stock, equal to the amount of the incentive fee, which common memberships units will be exchangeable into shares of New Mountain Finance's common stock on a one-for-one basis. If such exemptive relief is granted, the number of the Operating Company's units payable to the Investment Adviser will be calculated based on the greater of (i) the net asset value (as of the last publicly available annual or quarterly report filed with the Securities and Exchange Commission) on the Incentive Fee Date, or (ii) the market price of New Mountain Finance's common stock on the Incentive Fee Date, and in accordance with such restrictions and conditions as may be required by the exemptive relief. Under the 1940 Act, the Operating Company is prohibited from issuing common membership units for services unless and until it obtains from the Securities and Exchange Commission an exemptive order permitting such practice. New Mountain Finance, the Operating Company and the Investment Adviser are seeking exemptive relief to permit the Operating Company to pay 50.0%, on an after tax basis, of the incentive fee payable to the Investment Adviser in common membership units of the Operating Company, which will be exchangeable into shares of New Mountain Finance's common stock. The Securities and Exchange Commission is not obligated to grant an exemptive order to allow this practice and will do so only if it determines that such practice is consistent with stockholder and member interests and does not involve overreaching by the Operating Company's management or board of directors. In addition, Section 16 of the Exchange Act imposes short swing profit liability on directors, officers and 10.0% owners of securities who purchase and sell those securities within a six-month period. In order to avoid potential short-swing profit liability as a result of receiving its incentive fee in common membership units, New Mountain Finance and the Operating Company is also applying for an exemptive order to treat the receipt of such common membership units and any common stock received upon exchange of such common membership units as an exempt purchase under Section 16 of the Exchange Act. The Securities and Exchange

Commission is not obligated to grant such an order and there can be no assurance they will do so. If both forms of exemptive relief are not granted, the Operating Company will continue to pay the entire incentive fee in cash, which would reduce the amount of cash available for the Operating Company to use for additional investments. This could, in turn, require the Operating Company to forego otherwise attractive investment opportunities.

The Operating Company's business model in the future may depend to an extent upon our referral relationships with private equity sponsors, and the inability of the investment professionals of the Investment Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect its business strategy.

        If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, the Operating Company may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide the Operating Company with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for the Operating Company.

We may experience fluctuations in our annual and quarterly results due to the nature of our business.

        We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including the ability or inability of the Operating Company to make investments in companies that meet its investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of the Operating Company's expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Operating Company encounters competition in the markets in which it operates and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

The Operating Company's board of directors may change its investment objective, operating policies and strategies without prior notice or member approval, the effects of which may be adverse to your interest as a stockholder.

        The Operating Company's board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without member approval. As a result, the Operating Company's board of directors may be able to change its investment policies and objectives without any input from New Mountain Finance's and AIV Holdings' stockholders. However, absent member approval, voting on a pass through basis, the Operating Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law and the Operating Company's Limited Liability Company Agreement, the Operating Company also cannot be dissolved without prior member approval, voting on a pass through basis. The stockholders of New Mountain Finance and AIV Holdings collectively own approximately 34.6% and 65.4%, respectively, of the common membership units of the Operating Company. As a result, the stockholders of New Mountain Finance, collectively, may not be able to influence the outcome of matters requiring a vote, on a pass through basis and your ability to terminate the Investment Management Agreement may be limited. We cannot predict the effect any changes to the Operating Company's current operating policies and strategies would have on our business, operating results and the market price of New Mountain Finance's common stock. Nevertheless, any such changes could adversely affect our business and impair the Operating Company's ability to make distributions to its members, and, consequently, New Mountain Finance's and AIV Holdings' ability to make distributions to its stockholders.

New Mountain Finance and AIV Holdings will be subject to corporate-level federal income tax on all of their respective income if they are unable to maintain RIC status under Subchapter M of the Code, which would have a material adverse effect on their respective financial performance.

        Although New Mountain Finance and AIV Holdings intend to qualify annually as RICs under Subchapter M of the Code, commencing with the taxable year ended December 31, 2011, no assurance can be given that New Mountain Finance and AIV Holdings will be able to maintain their RIC status. To maintain RIC status and be relieved of federal income taxes on income and gains distributed to their stockholders, New Mountain Finance and AIV Holdings must meet the annual distribution, source-of-income and asset diversification requirements described below. However, New Mountain Finance and AIV Holdings have no assets, other than their direct ownership of common membership units of the Operating Company, and no source of cash flow, other than distributions from the Operating Company. New Mountain Finance and AIV Holdings are not permitted to conduct any business or ventures, other than in connection with the acquisition, ownership or disposition of common membership units of the Operating Company and its operation as a public reporting company. Accordingly, New Mountain Finance and AIV Holdings look to the assets and income of the Operating Company, and rely on the distributions made by the Operating Company to their members, for purposes of satisfying these requirements.

  •
  The annual distribution requirement for a RIC will be satisfied if New Mountain Finance and AIV Holdings distribute to their stockholders on an annual basis at least 90.0% of their net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Operating Company and NMF SLF use debt financing, the Operating Company is subject to an asset coverage ratio requirement under the 1940 Act, and the Operating Company and NMF SLF are subject to certain financial covenants contained in the Credit Facilities and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict NMF SLF from making distributions to the Operating Company, and/or restrict the Operating Company from making distributions to its members, which distributions are necessary for New Mountain Finance and AIV Holdings to satisfy the distribution requirement. If the Operating Company is unable to obtain cash from other sources, and thus is unable to make sufficient distributions to its members, New Mountain Finance and AIV Holdings could fail to qualify for RIC tax treatment and thus become subject to corporate-level federal income tax (and any applicable state and local taxes).

  •
  The source-of-income requirement will be satisfied if at least 90.0% of New Mountain Finance's and AIV Holdings' allocable share of the Operating Company's gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.

  •
  The asset diversification requirement will be satisfied if New Mountain Finance and AIV Holdings meet certain asset diversification requirements at the end of each quarter of its taxable year. To satisfy this requirement, at least 50.0% of the value of New Mountain Finance's and AIV Holdings' assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of New Mountain Finance's or AIV Holdings' assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in the Operating Company having to dispose of certain investments quickly in order to prevent the loss of New Mountain Finance's and AIV Holdings' RIC status. Because most of the Operating Company's investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

    Although there is no authority directly applicable to New Mountain Finance and AIV Holdings and thus the matter is not free from doubt, it is expected that New Mountain Finance and AIV Holdings is treated as if they directly invested in their pro rata share of the Operating Company's assets for purposes of satisfying the asset diversification requirement. However, there can be no assurance that the IRS will not successfully assert that New Mountain Finance and AIV Holdings do not meet the asset diversification requirement because they are unable to look to the Operating Company's assets for purpose of that requirement. In that case, New Mountain Finance and AIV Holdings would fail to qualify as RICs and thus become subject to corporate-level federal income tax (and any applicable state and local taxes).

        If New Mountain Finance and AIV Holdings fail to qualify for or maintain their RIC status for any reason, and New Mountain Finance and AIV Holdings do not qualify for certain relief provisions under the Code, New Mountain Finance and AIV Holdings would be subject to corporate-level federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce New Mountain Finance's and AIV Holdings' net assets, the amount of income available for distribution and the amount of its distributions, which would have a material adverse effect on its financial performance.

You may have current tax liabilities on distributions you reinvest in common stock of New Mountain Finance.

        Under the dividend reinvestment plan, if you own shares of common stock of New Mountain Finance registered in your own name, you will have all cash distributions automatically reinvested in additional shares of common stock of New Mountain Finance unless you opt out of the dividend reinvestment plan by delivering notice by phone, internet or in writing to the plan administrator at least three days prior to the payment date of the next dividend or distribution. If you have not "opted out" of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in common stock of New Mountain Finance to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received.

New Mountain Finance and AIV Holdings may not be able to pay you distributions on their common stock, their distributions to you may not grow over time and a portion of their distributions to you may be a return of capital for federal income tax purposes.

        New Mountain Finance and AIV Holdings intend to pay quarterly distributions to their stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow New Mountain Finance to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Operating Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if it violates certain covenants under the Credit Facilities, the Operating Company's ability to pay distributions to its members could be limited, thereby limiting New Mountain Finance's and AIV Holdings' ability to pay distributions to their stockholders. All distributions are paid at the discretion of the Operating Company's board of directors and depend on its earnings, financial condition, maintenance of New Mountain Finance and AIV Holdings RIC status, compliance with applicable BDC regulations, compliance with covenants under the Credit Facilities, and such other factors as the Operating Company's board of directors may deem relevant from time to time. The distributions New Mountain Finance and AIV Holdings pay to their stockholders in a year may exceed its taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for federal income tax purposes.

        In addition, because New Mountain Finance and AIV Holdings are holding companies, New Mountain Finance and AIV Holdings are only able to pay distributions on their common stock from distributions received from the Operating Company. The Operating Company intends to make distributions to its members that will be sufficient to enable New Mountain Finance and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. However, there can be no assurances that the Operating Company will make distributions to its members in the future. Accordingly, New Mountain Finance and AIV Holdings cannot assure you that they will pay distributions to you in the future.

New Mountain Finance and AIV Holdings may have difficulty paying their required distributions if the Operating Company recognizes taxable income before or without receiving cash representing such income.

        For federal income tax purposes, New Mountain Finance and AIV Holdings include in their taxable income their allocable share of certain amounts that the Operating Company has not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if the Operating Company receives warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. New Mountain Finance and AIV Holdings allocable share of such original issue discount and PIK interest are included in New Mountain Finance and AIV Holdings taxable income before the Operating Company receives any corresponding cash payments. New Mountain Finance and AIV Holdings also may be required to include in their taxable income their allocable share of certain other amounts that the Operating Company will not receive in cash.

        Because in certain cases the Operating Company may recognize taxable income before or without receiving cash representing such income, the Operating Company may have difficulty making distributions to the Operating Company's members that will be sufficient to enable New Mountain Finance and AIV Holdings to meet the annual distribution requirement necessary for New Mountain Finance and AIV Holdings to qualify as RICs. Accordingly, the Operating Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, New Mountain Finance or the Operating Company may need to raise additional equity or debt capital, or the Operating Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business) to enable the Operating Company to make distributions to its members that will be sufficient to enable New Mountain Finance and AIV Holdings to meet the annual distribution requirement. If New Mountain Finance or the Operating Company are unable to obtain cash from other sources to enable New Mountain Finance and AIV Holdings to meet the annual distribution requirement, New Mountain Finance and AIV Holdings may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax (and any applicable state and local taxes).

        It is expected that, if the Operating Company does not make cash distributions to AIV Holdings in amounts sufficient for AIV Holdings to meet the annual distribution requirement necessary for AIV Holdings to qualify as a RIC, Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. This would result in phantom (i.e. non-cash) taxable income to Guardian AIV.

Changes in laws or regulations governing the Operating Company's operations may adversely affect our business or cause the Operating Company to alter its business strategy.

        Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. The Companies and the Operating Company's portfolio companies are subject to federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments the Operating Company is permitted to make, and your interest as a stockholder potentially with retroactive effect. In addition, any changes to the laws and regulations governing the Operating Company's operations relating to permitted investments may cause the Operating Company to alter its investment strategy in order to avail itself of new or different opportunities. These changes could result in material changes to the strategies and plans set forth in this prospectus and may result in the Operating Company's investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, became law. The scope of Dodd-Frank impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several months and years. The effects of Dodd-Frank on the financial services industry will depend upon the timing and substance of regulations adopted by the various regulatory authorities to implement Dodd-Frank.

The affect of global climate change may impact the operations of the Operating Company's portfolio companies.

        There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Operating Company's portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Operating Company's portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Operating Company's portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.

New Mountain Finance incurs significant costs as a result of being a publicly traded company.

        As a publicly traded company, New Mountain Finance incurs legal, accounting and other expenses, which are paid by the Operating Company, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the "Sarbanes-Oxley Act", and other rules implemented by the Securities and Exchange Commission.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect New Mountain Finance and the market price of New Mountain Finance's common stock.

        The Companies are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the Securities and Exchange Commission. Under current Securities and Exchange Commission rules, beginning with our fiscal year ending December 31, 2012, the Operating Company's management will be required to report on their internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the Securities and Exchange Commission thereunder. The Companies will be required to review on an annual basis their respective internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our respective internal control over financial reporting. As a result, the Companies expect to incur significant additional expenses in the near term, which may negatively impact the Operating Company's financial performance and the Operating Company's ability to make distributions to its members and, consequently, New Mountain Finance's and AIV Holdings' ability to make distributions to their stockholders. This process also may result in a diversion of management's time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations and neither of the Companies may be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that the Companies are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the Operating Company and, consequently, the market price of New Mountain Finance and AIV Holdings common stock may be adversely affected.

The Operating Company's business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of New Mountain Finance's and AIV Holdings' common stock and its ability to pay dividends.

        The Operating Company's business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in the Operating Company's activities. This, in turn, could have a material adverse effect on the Operating Company's operating results and, consequently, negatively affect the market price of New Mountain Finance's and AIV Holdings' common stock and their ability to pay dividends to their stockholders. In addition, because many of the Operating Company's portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

RISKS RELATING TO THE OPERATING COMPANY'S INVESTMENTS

The Operating Company's investments in portfolio companies may be risky, and the Operating Company could lose all or part of its investment.

        Investing in middle-market businesses involves a number of significant risks. Among other things, these companies:

  •
  may have limited financial resources and may be unable to meet their obligations under their debt instruments that the Operating Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Operating Company realizing any guarantees from subsidiaries or affiliates of its portfolio companies that the Operating Company may have obtained in connection with its investment, as well as a corresponding decrease in the value of any equity components of its investments;

  •
  may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

  •
  are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the Operating Company's portfolio company and, in turn, on us;

  •
  generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;

  •
  may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

  •
  generally have less publicly available information about their businesses, operations and financial condition.

        In addition, in the course of providing significant managerial assistance to certain of the Operating Company's portfolio companies, certain of the Operating Company's officers and directors may serve as directors on the boards of such companies. To the extent that litigation arises out of the Operating Company's investments in these companies, the Operating Company's officers and directors may be named as defendants in such litigation, which could result in an expenditure of funds (through the Operating Company's indemnification of such officers and directors) and the diversion of management time and resources.

The Operating Company's investment strategy, which is focused primarily on privately held companies, presents certain challenges, including the lack of available information about these companies.

        The Operating Company invests primarily in privately held companies. There is generally little public information about these companies, and, as a result, the Operating Company must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If the Operating Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and it may lose money on its investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect the Operating Company's investment returns.

If the Operating Company makes unsecured investments, those investments might not generate sufficient cash flow to service their debt obligations to the Operating Company.

        The Operating Company may make unsecured investments. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If the Operating Company makes an unsecured investment in a portfolio company, that portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations.

If the Operating Company invests in the securities and obligations of distressed and bankrupt issuers, it might not receive interest or other payments.

        From time to time, the Operating Company may invest in other types of investments which are not its primary focus, including investments in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments.

The lack of liquidity in the Operating Company's investments may adversely affect our business.

        The Operating Company invests, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for the Operating Company to sell these investments when desired. In addition, if the Operating Company is required or otherwise chooses to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it had previously recorded these investments. The Operating Company's investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of the Operating Company's investments are illiquid, the Operating Company may be unable to dispose of them in which case New Mountain Finance or AIV Holdings could fail to qualify as a RIC and/or BDC, or the Operating Company may be unable to do so at a favorable price, and, as a result, the Operating Company, New Mountain Finance and AIV Holdings may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Operating Company's portfolio investments, reducing the Operating Company's net asset value through increased net unrealized depreciation.

        As a BDC, the Operating Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by its board of directors. Because New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, New Mountain Finance's and AIV Holdings' net asset value will be based on the Operating Company's valuation of its investments and their respective percentage interest in the Operating Company. As part of the valuation process, the Operating Company may take into account the following types of factors, if relevant, in determining the fair value of its investments:

  •
  a comparison of the portfolio company's securities to publicly traded securities;

  •
  the enterprise value of a portfolio company;

  •
  the nature and realizable value of any collateral;

  •
  the portfolio company's ability to make payments and its earnings and discounted cash flow;

  •
  the markets in which the portfolio company does business; and

  •
  changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

        When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will use the pricing indicated by the external event to corroborate its valuation. The Operating Company will record decreases in the market values or fair values of its investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in its portfolio. The effect of all of these factors on the Operating Company's portfolio may reduce the Operating Company's net asset value, and, indirectly, New Mountain Finance's and AIV Holdings' net asset value based on their respective percentage interest in the Operating Company, by increasing net unrealized depreciation in the Operating Company's portfolio. Depending on market conditions, the Operating Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

If the Operating Company is unable to make follow-on investments in its portfolio companies, the value of the Operating Company's investment portfolio could be adversely affected.

        Following an initial investment in a portfolio company, the Operating Company may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part its equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of its investment. The Operating Company may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. The Operating Company has the discretion to make follow-on investments, subject to the availability of capital resources. If the Operating Company fails to make follow-on investments, the continued viability of a portfolio company and its investment may, in some circumstances, be jeopardized and we could miss an opportunity for the Operating Company to increase its participation in a successful operation. Even if the Operating Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, either because it prefers other opportunities or because it is subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact New Mountain Finance's and AIV Holdings' ability to maintain their respective RIC status.

The Operating Company's portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies.

        The Operating Company invests in portfolio companies at all levels of the capital structure. The Operating Company's portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which the Operating Company invests. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Operating Company is entitled to receive payments with respect to the debt instruments in which it invests. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Operating Company's investment in that portfolio company would typically be entitled to receive payment in full before it receives any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to the Operating Company. In the case of debt ranking equally with debt instruments in which the Operating Company invests, it would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The disposition of the Operating Company's investments may result in contingent liabilities.

        Most of the Operating Company's investments will involve private securities. In connection with the disposition of an investment in private securities, the Operating Company may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. The Operating Company may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through the Operating Company's return of certain distributions previously made to it.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or the Operating Company could be subject to lender liability claims.

        Even though the Operating Company may have structured certain of its investments as senior loans, if one of its portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which the Operating Company actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize its debt investment and subordinate all or a portion of the Operating Company's claim to that of other creditors. The Operating Company may also be subject to lender liability claims for actions taken by it with respect to a borrower's business or instances where it exercises control over the borrower. It is possible that the Operating Company could become subject to a lender's liability claim, including as a result of actions taken in rendering significant managerial assistance.

Second priority liens on collateral securing loans that the Operating Company makes to its portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and the Operating Company.

        Certain loans to portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before the Operating Company. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then the Operating Company, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company's remaining assets, if any.

        The rights the Operating Company may have with respect to the collateral securing the loans it makes to its portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements entered into with the holders of first priority senior debt. Under an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral, the ability to control the conduct of such proceedings, the approval of amendments to collateral documents; releases of liens on the collateral and waivers of past defaults under collateral documents. The Operating Company may not have the ability to control or direct these actions, even if its rights are adversely affected.

The Operating Company generally does not control its portfolio companies.

        The Operating Company does not, and does not expect to, control most of its portfolio companies, even though the Operating Company may have board representation or board observation rights, and its debt agreements may contain certain restrictive covenants that limit the business and operations of its portfolio companies. As a result, the Operating Company is subject to the risk that a portfolio company may make business decisions with which the Operating Company disagrees and the management of such company, in which the Operating Company invests as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Operating Company's interests as debt investors. Due to the lack of liquidity of the investments that the Operating Company typically holds in its portfolio companies, it may not be able to dispose of its investments in the event that the Operating Company disagrees with the actions of a portfolio company as readily as it would otherwise like to or at favorable prices which could decrease the value of its investments.

Economic recessions or downturns could impair the Operating Company's portfolio companies and harm its operating results.

        Many of the Operating Company's portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, the Operating Company's non-performing assets are likely to increase, and the value of the Operating Company's portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of the Operating Company's debt investments and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Operating Company's portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Operating Company's funding costs, limit New Mountain Finance's and the Operating Company's access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. These events could prevent the Operating Company from increasing investments and harm its operating results.

Defaults by the Operating Company's portfolio companies may harm its operating results.

        A portfolio company's failure to satisfy financial or operating covenants imposed by the Operating Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt or equity securities that the Operating Company holds.

        The Operating Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that the Operating Company could become subject to a lender's liability claim, including as a result of actions taken if it renders significant managerial assistance to the borrower. Furthermore, if one of the Operating Company's portfolio companies were to file for bankruptcy protection, even though the Operating Company may have structured its investment as senior secured debt, depending on the facts and circumstances, including the extent to which the Operating Company provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize its debt holding and subordinate all or a portion of the Operating Company's claim to claims of other creditors.

Prepayments of the Operating Company's debt investments by its portfolio companies could adversely impact the Operating Company's results of operations and reduce its return on equity.

        The Operating Company is subject to the risk that the investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, subject to maintenance of New Mountain Finance's and AIV Holdings' RIC status, the Operating Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Operating Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Operating Company's results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to the Operating Company. Additionally, prepayments could negatively impact the Operating Company's return on equity, which could result in a decline in the market price of New Mountain Finance's common stock.

The Operating Company may not realize gains from its equity investments.

        When the Operating Company invests in portfolio companies, it may acquire warrants or other equity securities of portfolio companies as well. The Operating Company may also invest in equity securities directly. To the extent the Operating Company holds equity investments, it will attempt to dispose of them and realize gains upon its disposition of them. However, the equity interests the Operating Company receives may not appreciate in value and, in fact, may decline in value. As a result, the Operating Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences. The Operating Company also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow the Operating Company to sell the underlying equity interests.

The performance of the Operating Copmany's portfolio companies may differ from its historical performance as its investment strategy will include primary originations in addition to secondary market purchases.

        Historically, the Operating Company's investment strategy consisted primarily of secondary market purchases in debt securities. The Operating Company recently adjusted its investment strategy to also include primary originations. While loans the Operating Company originates and loans its purchases in the secondary market face many of the same risks associated with the financing of leveraged companies, the Operating Company may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. As a result, this strategy may result in different returns from these investments than the types of returns it has historically experienced from secondary market purchases of debt securities.

The Operating Company may be subject to additional risks if it invests in foreign securities and/or engage in hedging transactions.

        The 1940 Act generally requires that 70.0% of the Operating Company's investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. The Operating Company's investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, the Operating Company may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. The Operating Company expects that these investments would focus on the same types of investments that it makes in U.S. middle-market companies and accordingly would be complementary to its overall strategy and enhance the diversity of its holdings. Investing in foreign companies could expose the Operating Company to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Operating Company may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk, or that if it does, such strategies will be effective.

        Engaging in hedging transactions would also, indirectly, entail additional risks to New Mountain Finance and AIV Holdings stockholders. Although it is not currently anticipated that the Operating

Company would engage in hedging transactions as a principal investment strategy, if the Operating Company determined to engage in hedging transactions it generally would seek to hedge against fluctuations of the relative values of its portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Operating Company's portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

        These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Operating Company would not be able to enter into a hedging transaction at an acceptable price. If the Operating Company chooses to engage in hedging transactions, there can be no assurances that the Operating Company will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose the Operating Company and, indirectly, New Mountain Finance and AIV Holdings to risk of loss.

        While the Operating Company may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if it had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Operating Company might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent the Operating Company from achieving the intended hedge and expose the Operating Company, New Mountain Finance and AIV Holdings to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

RISKS RELATING TO OUR CORPORATE STRUCTURE

New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and will depend on distributions from the Operating Company to meet their ongoing obligations.

        New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their respective direct ownership of common membership units of the Operating Company. As a result, all investment decisions relating to the Operating Company's portfolio will be made by the Investment Adviser under the supervision of the Operating Company's board of directors, which may be different from New Mountain Finance's or AIV Holdings' board of directors. Although the Operating Company's Limited Liability Company Operating Agreement provides that in accordance with the 1940 Act and to the extent required thereby, New Mountain Finance and AIV Holdings will "pass through" their respective votes on all matters subject to a member vote, including with respect to the election of the Operating Company's directors, New Mountain Finance and AIV Holdings will not, and indirectly, the stockholders of New Mountain Finance and AIV Holdings will not, have any control over the Operating Company's day-to-day operations and investment decisions.

        New Mountain Finance and AIV Holdings also do not have any independent ability to generate revenue, and their only sources of cash flow from operations are distributions from the Operating Company. Consequently, New Mountain Finance and AIV Holdings rely on the Operating Company to cover the expenses of their day-to-day business, including expenses incident to New Mountain Finance's status as a public company. Pursuant to the Administration Agreement, the Operating Company will reimburse the Administrator for New Mountain Finance's and AIV Holdings' allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to New Mountain Finance and AIV Holdings under the Administration Agreement. However, if the Operating Company cannot or does not make the payments required pursuant to the Administration Agreement, New Mountain Finance and AIV Holdings may be unable to cover these expenses.

        In addition, since New Mountain Finance and AIV Holdings are holding companies, their ability to pay distributions to their stockholders depends on the prior distribution from the Operating Company of cash in an amount sufficient to pay quarterly distributions and to obtain and maintain their statuses as RICs. The distribution of cash flows by the Operating Company to New Mountain Finance and AIV Holdings is subject to statutory restrictions under the Delaware Limited Liability Company Act, the 1940 Act and contractual restrictions under the Credit Facilities or any other debt financing facility that may limit the Operating Company's or NMF SLF's ability to make distributions. In addition, any distributions and payments of fees or costs will be based upon the Operating Company's financial performance. Any distributions of cash will be made on a pro rata basis to all of the Operating Company's members, including New Mountain Finance and Guardian AIV, indirectly, through AIV Holdings, in accordance with each holders' respective percentage interest.

New Mountain Capital or its affiliates may have interests that differ from your interests as stockholders of New Mountain Finance.

        Guardian AIV indirectly owns, through AIV Holdings, approximately 65.4% of the common membership units of the Operating Company. New Mountain's interests, the interests of the partners in Guardian AIV, the interests of those persons affiliated with New Mountain Capital that participated in the Concurrent Private Placement and, to the extent exemptive relief is granted, the interests of the Investment Adviser may differ from, or conflict with, your interests as stockholders of New Mountain Finance. For example, conflicts arising under the Registration Rights Agreement will be resolved as set forth therein. Under the Registration Rights Agreement, AIV Holdings, and, if applicable, the Investment Adviser, and the Operating Company's Chairman and a related entity will have priority over New Mountain Finance or any other New Mountain Finance stockholder when selling any shares of New Mountain Finance common stock pursuant to their exercise of registration rights under that agreement.

        Circumstances may arise in the future when the interests of the Operating Company's members conflict with the interests of New Mountain Finance's stockholders. The Operating Company's board of directors and the board of directors of New Mountain Finance are comprised of the same members. However, the Operating Company's board of directors owes fiduciary duties to its members that could conflict with the fiduciary duties New Mountain Finance's board of directors owes to its stockholders.

Any future exchange by AIV Holdings of units of the Operating Company for shares of New Mountain Finance's common stock would significantly dilute the voting power of New Mountain Finance's current stockholders with respect to the election of New Mountain Finance directors or other matters that require the approval of New Mountain Finance stockholders only. In addition, the interests of the partners of Guardian AIV following such exchange by AIV Holdings may be adverse to the interests of New Mountain Finance's stockholders and could limit your ability to influence the outcome of key transactions, including any change of control.

        Pursuant to the terms of the Operating Company's Limited Liability Company Operating Agreement, AIV Holdings will have the right to exchange its units for shares of New Mountain Finance's common stock on a one-for-one basis. Guardian AIV indirectly owns, through AIV Holdings, approximately 65.4% of the units of the Operating Company. If AIV Holdings exercised its exchange rights with respect to a significant number of units, the voting power of New Mountain Finance's stockholders would be significantly diluted. As a result, Guardian AIV, indirectly through AIV Holdings, would retain significant influence over decisions that require the approval of New Mountain Finance's stockholders exclusively (such as the election of its directors and the approval of mergers or other significant corporate transactions) regardless of whether or not New Mountain Finance's other stockholders believe that such decisions are in New Mountain Finance's own best interests. If AIV Holdings exercised its exchange rights in full, Guardian AIV, indirectly through AIV Holdings would own approximately 65.4% of all outstanding shares of New Mountain Finance's common stock. However, these entities would not exercise voting control over their shares of common stock because the right to vote those shares would be passed through to the partners of these entities. These investors, along with those persons affiliated with New Mountain Capital that participated in the Concurrent Private Placement, may have interests that differ from your interests, and they may vote in a way with which you disagree and that may be adverse to your interests as stockholders of New Mountain Finance. The concentration of ownership of New Mountain Finance's common stock following the exercise of AIV Holdings' exchange right may also have the effect of delaying, preventing or deterring a change of control of New Mountain Finance, could deprive New Mountain Finance's stockholders of an opportunity to receive a premium for their common stock as part of a sale of New Mountain Finance and may adversely affect the market price of New Mountain Finance's common stock.

RISKS RELATING TO NEW MOUNTAIN FINANCE'S COMMON STOCK

The market price of New Mountain Finance's common stock may fluctuate significantly.

        The market price and liquidity of the market for shares of New Mountain Finance's common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to the Operating Company's operating performance. These factors include:

  •
  price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;

  •
  investor demand for shares of New Mountain Finance's common stock;

  •
  significant volatility in the market price and trading volume of securities of registered closed-end management investment companies, BDCs or other financial services companies, which is not necessarily related to the operating performance of these companies;

  •
  the inability to raise equity capital;

  •
  the Operating Company's inability to borrow money or deploy or invest its capital;

  •
  fluctuations in interest rates;

  •
  any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

  •
  operating performance of companies comparable to the Operating Company;

  •
  changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

  •
  New Mountain Finance's or the Operating Company's loss of status as or ability to operate as BDCs;

  •
  New Mountain Finance's failure to qualify as a RIC, loss of RIC status or ability operate as a RIC;

  •
  actual or anticipated changes in the Operating Company's earnings or fluctuations in its operating results;

  •
  changes in the value of the Operating Company's portfolio of investments;

  •
  general economic conditions, trends and other external factors;

  •
  departures of key personnel; or

  •
  loss of a major source of funding.

Investing in New Mountain Finance's common stock may involve an above average degree of risk.

        The investments the Operating Company may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in New Mountain Finance's common stock may not be suitable for investors with lower risk tolerance.

Sales of substantial amounts of New Mountain Finance's common stock in the public market may have an adverse effect on the market price of its common stock.

        Sales of substantial amounts of New Mountain Finance's common stock, including by itself directly, AIV Holdings, if it exercises its right to exchange its common membership units of the Operating Company for shares of New Mountain Finance's common stock on a one-for-one basis, or New Mountain Guardian Partners, L.P. or its transferees or the perception that such sales could occur, could materially adversely affect the prevailing market prices for New Mountain Finance's common stock. AIV Holdings currently intends to sell its interest in the Operating Company's business as soon as practicable from time to time, depending on market conditions and any applicable contractual or legal restrictions. AIV Holdings, and the Investment Adviser, if applicable with respect to any common membership units received as payment of the incentive fee, have the right, subject to certain conditions, to require New Mountain Finance to register under the federal securities laws the sale of any shares of New Mountain Finance's common stock held by them or that may be issued to and held by them upon exercise by AIV Holdings of the exchange right.

        In addition, New Mountain Finance has granted AIV Holdings, the Operating Company's Chairman, an entity related to the Operating Company's Chairman and the Investment Adviser, if applicable with respect to any common membership units received as payment of the incentive fee, and their permitted transferees certain "piggyback" registration rights which allow them to include their shares in any future registrations of New Mountain Finance equity securities, whether or not that registration relates to a primary offering by New Mountain Finance or a secondary offering by or on behalf of any of New Mountain Finance's stockholders or AIV Holdings. In particular, these parties will have priority over New Mountain Finance and any other of its stockholders in any registration that is an underwritten offering. Any such filing or the perception that such a filing may occur, could cause the prevailing market price of New Mountain Finance's common stock to decline and may impact New Mountain Finance's ability to sell equity to finance the Operating Company's operations. If substantial amounts of New Mountain Finance's common stock were sold, this could impair its ability to raise additional capital through the sale of securities should New Mountain Finance desire to do so.

Certain provisions of New Mountain Finance's certificate of incorporation and bylaws, the Delaware General Corporation Law as well as other aspects of our structure, including Guardian AIV's substantial interest in the Operating Company, could deter takeover attempts and have an adverse impact on the price of New Mountain Finance's common stock.

        New Mountain Finance's certificate of incorporation and bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, New Mountain Finance's certificate of incorporation and bylaws:

  •
  provide for a classified board of directors, which may delay the ability of New Mountain Finance's stockholders to change the membership of a majority of its board of directors;

  •
  authorize the issuance of "blank check" preferred stock that could be issued by New Mountain Finance's board of directors to thwart a takeover attempt;

  •
  do not provide for cumulative voting;

  •
  provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

  •
  provide that New Mountain Finance's directors may be removed only for cause;

  •
  require supermajority voting to effect certain amendments to New Mountain Finance's certificate of incorporation and bylaws; and

  •
  require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

        These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of New Mountain Finance's common stock the opportunity to realize a premium over the market price for its common stock. The Credit Facilities also include covenants that, among other things, restrict its ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facilities also include change of control provisions that accelerate the indebtedness under this facility in the event of certain change of control events. In addition, certain aspects of our structure, including Guardian AIV's substantial interest in the Operating Company may have the effect of discouraging a third party from making an acquisition proposal for New Mountain Finance.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We do not own any real estate or other physical properties materially important to our operation. Our principal executive offices are located at 787 Seventh Avenue, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.

Item 3.    Legal Proceedings

        We, New Mountain Finance Advisers BDC, L.L.C. and New Mountain Finance Administration, L.L.C., are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2011. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

        The terms "we", "us", "our" and the "Companies" refers to the collective: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

Item 5.    Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        New Mountain Finance Corporation's ("New Mountain Finance") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of New Mountain Finance's common stock, the high and low closing sale price for New Mountain Finance's common stock, the closing sale price as a percentage of NAV and the quarterly dividend distributions per share for each fiscal quarter since New Mountain Finance's initial public offering ("IPO") on May 19, 2011.

		Closing Sales Price(3)
				Premium or Discount of High Sales to NAV(4)	Premium or Discount of Low Sales to NAV(4)
	NAV Per Share(2)					Declared Dividends Per Share(5)
Fiscal Year Ended		High	Low
December 31, 2011(1)
Fourth Quarter	$13.60	$13.41	$12.27	98.6%	90.2%	$0.30
Third Quarter	$13.32	$13.37	$10.77	100.4%	80.9%	$0.29
Second Quarter (6)	$14.25	$13.55	$12.35	95.1%	86.7%	$0.27

(1)
New Mountain Finance was not unitized until the IPO date of May 19, 2011.

(2)
NAV is determined as of the last date in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(3)
Closing sales price is determined as the high or low closing sales price noted within the respective quarter, not adjusted for dividends.

(4)
Calculated as of the respective high or low sales price divided by the quarter end NAV.

(5)
Represents the dividend paid for the specified quarter.

(6)
Period from May 19, 2011 through June 30, 2011 (excludes IPO price of $13.75).

        On March 5, 2012, the last reported sales price of New Mountain Finance's common stock was $13.34 per share. As of March 5, 2012, the Operating Company had two record holders, which were New Mountain Finance and AIV Holdings, whereas New Mountain Finance had approximately 22 stockholders of record and approximately four beneficial owners whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies, and AIV Holdings had one record holder, which was New Mountain Guardian AIV, L.P. ("Guardian AIV").

        New Mountain Finance Holdings, L.L.C. ("NMF Holdings" or the "Operating Company") and New Mountain Finance AIV Holdings Corporation ("AIV Holdings") are not publicly traded entities.

Dividends

        Since New Mountain Finance and AIV Holdings are holding companies, distributions will be paid on their common stock from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as regulated investment companies ("RIC"). New Mountain Finance and AIV Holdings intend to distribute approximately their entire portion of the Operating Company's Adjusted Net Investment Income on a quarterly basis and substantially their entire portion of the Operating Company's taxable income on an annual basis, except that they may retain certain net capital gains for reinvestment.

        New Mountain Finance has adopted an "opt out" dividend reinvestment plan on behalf of its stockholders, whereas New Mountain Finance stockholders' cash dividends will be automatically reinvested in additional shares of New Mountain Finance's common stock, unless the stockholder elects to receive cash. Cash dividends reinvested in additional shares of New Mountain Finance's common stock will be automatically reinvested by New Mountain Finance into additional units of the Operating Company.

        New Mountain Finance applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is greater than 110.0% of the last determined net asset value of the shares, New Mountain Finance will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of New Mountain Finance's common stock on the NYSE on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If New Mountain Finance uses newly issued shares to implement the plan, New Mountain Finance will receive, on a one-for-one basis, additional units of NMF Holdings in exchange for cash distributions that are reinvested in shares of New Mountain Finance's common stock under the dividend reinvestment plan.

        If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined net asset value of the shares, New Mountain Finance will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of New Mountain Finance's common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of New Mountain Finance's stockholders have been tabulated. AIV Holdings does not intend to reinvest any distributions received from the Operating Company in additional shares of the Operating Company. See Item 8.—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional information.

        The following table reflects the cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, since New Mountain Finance's IPO:

Date Declared	Record Date	Payment Date	Amount
November 8, 2011	December 15, 2011	December 30, 2011	$0.30
August 10, 2011	September 15, 2011	September 30, 2011	0.29
August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total			$0.86

        On August 10, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a second quarter 2011 distribution of $0.27 per unit/share payable on August 31, 2011 to holders of record as of August 22, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the

Operating Company and received a total dividend of $2.9 million and $5.4 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $5.4 million payable on August 31, 2011 to holders of record as of August 22, 2011.

        Additionally, on August 10, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a third quarter 2011 distribution of $0.29 per unit/share payable on September 30, 2011 to holders of record as of September 15, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and received a total dividend of $3.1 million and $5.9 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $5.9 million payable on September 30, 2011 to holders of record as of September 15, 2011.

        On November 8, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a fourth quarter 2011 distribution of $0.30 per unit/share payable on December 30, 2011 to holders of record as of December 15, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and received a total dividend of $3.2 million and $6.1 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $6.1 million payable on December 30, 2011 to holders of record as of December 15, 2011.

        Tax characteristics of all dividends paid by New Mountain Finance and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

Unregistered Sales of Equity Securities

        Information regarding the Companies' sales of equity securities that were not registered under the Securities Act of 1933, as amended, was previously included in the Companies' quarterly reports on Form 10-Q for the quarter ended June 30, 2011.

Issuer Purchases of Equity Securities

        For the year ended December 31, 2011, as a part of New Mountain Finance's dividend reinvestment plan for its common stockholders, New Mountain Finance purchased 188,325 shares of its common stock for $2.4 million in the open market in order to satisfy the reinvestment portion of its dividends. The following chart outlines repurchases of New Mountain Finance's common stock during the year ended December 31, 2011.

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	—	—	—	—
February 1, 2011 - February 28, 2011	—	—	—	—
March 1, 2011 - March 31, 2011	—	—	—	—
April 1, 2011 - April 30, 2011	—	—	—	—
May 1, 2011 - May 30, 2011	—	—	—	—
June 1, 2011 - June 30, 2011	—	—	—	—
July 1, 2011 - July 31, 2011	—	—	—	—
August 1, 2011 - August 31, 2011	74,547	$12.75	—	—
September 1, 2011 - September 30, 2011	56,801	$12.77	—	—
October 1, 2011 - October 31, 2011	—	—	—	—
November 1, 2011 - November 30, 2011	—	—	—	—
December 1, 2011 - December 31, 2011	56,977	$13.28	—	—

Total	188,325

Stock Performance Graph

        This graph compares the return on New Mountain Finance's common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR"), for the period May 19, 2011 (commencement of operations) to December 31, 2011. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Comparison of Cumulative Total Return Among New Mountain Finance, S&P 500 TR and Russell 2000 TR

        The graph and other information furnished under this Part II Item 5 of this combined Form 10-K shall not be deemed to be "soliciting material" or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the "1934" Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

Item 6.    Selected Financial Data

        The selected financial data should be read in conjunction with the respective financial statements and related combined notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 has been derived from the Operating Company's financial statements that were audited by Deloitte & Touche LLP ("Deloitte"), an independent registered public accounting firm.

  (in thousands except shares and per share data)

				Period from October 29, 2008 (commencement of operations) to December 31, 2008
	Year ended December 31,
New Mountain Finance Holdings, L.L.C. Statement of Operations Data:	2011	2010	2009
Total investment income	$56,523	$41,375	$21,767	$256
Net expenses	17,998	3,911	1,359	—
Net investment income	38,525	37,464	20,408	256
Net realized and unrealized gains (losses)	(6,848)	26,328	105,272	(1,435)
Net increase (decrease) in net assets resulting from operations	31,677	63,792	125,680	(1,179)
Per share data:
Net asset value	$13.60	N/A	N/A	N/A
Net increase (decrease) in net assets resulting from operations (basic and diluted)	1.02	N/A	N/A	N/A
Dividends paid	0.86	N/A	N/A	N/A
Balance sheet data:
Total assets	$730,579	$460,224	$330,558	$61,669
SLF Credit Facility	165,928	56,936	—	—
Holdings Credit Facility	129,038	59,697	77,745	—
Total net assets	420,502	241,927	239,441	30,354
Other data:
Total return at net asset value(1)	10.09%	26.54%	76.38%	NM
Number of portfolio companies at year end	55	43	24	6
Total new investments for the year	$493,331	$332,708	$268,382	$63,018
Investment sales and prepayments for the year	$231,962	$258,202	$125,430	$132
Weighted average Adjusted Yield to Maturity on debt portfolio at year end(2)	13.1%	12.5%	12.7%	18.8%
Weighted average shares outstanding at year end	30,919,629	N/A	N/A	N/A
Portfolio turnover	42.13%	76.69%	57.50%	0.22%

N/A—Fund was not unitized as of December 31, 2010, December 31, 2009 and December 31, 2008.

NM—Total return from commencement of operations through December 31, 2008 was deemed not meaningful due to the scaling of operations during this short time period.

(1)
For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to New Mountain Finance's IPO date, total return is calculated based on net income over weighted average net assets and (2) from New Mountain Finance's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on New Mountain Finance's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

(2)
The Operating Company's weighted average Unadjusted Yield to Maturity was 10.7% for the year ended December 31, 2011.

  (in thousands except shares and per share data)

New Mountain Finance Corporation Statement of Operations Data:	Period from May 19, 2011 (commencement of operations) to December 31, 2011
Total investment income allocated from NMF Holdings	$13,669
Net expenses allocated from NMF Holdings	5,324
Net investment income allocated from NMF Holdings	8,345
Net realized and unrealized gains (losses) allocated from NMF Holdings	(4,235)
Unrealized appreciation in NMF Holdings resulting from public offering price	6,221
Net increase (decrease) in net assets resulting from operations	10,331
Per share data:
Net asset value	$13.60
Net increase (decrease) in net assets resulting from operations (basic)	0.97
Net increase (decrease) in net assets resulting from operations (diluted)	0.38
Dividends paid	0.86
Balance sheet data:
Total assets	$145,487
Total net assets	145,487
Other data:
Total return at market value(1)	4.16%
Total return at net asset value(2)	2.82%
Weighted average shares outstanding at year end	10,697,691

(1)
Total return is calculated assuming a purchase of common stock at IPO and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under New Mountain Finance's dividend reinvestment plan.

(2)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

  (in thousands)

New Mountain Finance AIV Holdings Corporation Statement of Operations Data:	Period from May 19, 2011 (commencement of operations) to December 31, 2011
Total investment income allocated from NMF Holdings	$25,838
Net expenses allocated from NMF Holdings	10,063
Net investment income allocated from NMF Holdings	15,775
Net realized and unrealized gains (losses) allocated from NMF Holdings	(8,005)
Unrealized depreciation in NMF Holdings resulting from public offering price	(6,212)
Net increase (decrease) in net assets resulting from operations	1,558
Balance sheet data:
Total assets	$275,015
Total net assets	275,015
Other data:
Total return at net asset value(1)	(5.44)%
Weighted average shares outstanding at year end	100
Dividends paid	$17,391

(1)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following analysis of our financial condition and results of operations should be read in conjunction with our financial data and our financial statements and the combined notes thereto contained in Item 8.—Financial Statements and Supplementary Data, in this report. See Item 1A.—Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these statements.

Forward-Looking Statements

        The information contained in this section should be read in conjunction with the financial data and financial statements and combined notes thereto appearing in Item 8.—Financial Statements and Supplementary Data, contained in this annual report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of New Mountain Finance Holdings, L.L.C. ("NMF Holdings", the "Operating Company" or the "Master Fund"), New Mountain Finance Corporation ("New Mountain Finance") or New Mountain Finance AIV Holdings Corporation ("AIV Holdings"). The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

  •
  statements concerning the impact of a protracted decline in the liquidity of credit markets;

  •
  the general economy, including interest and inflation rates, and its impact on the industries in which the Operating Company invests;

  •
  the ability of the Operating Company's portfolio companies to achieve their objectives;

  •
  the Operating Company's ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of its investments;

  •
  the ability of New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser") or its affiliates to attract and retain highly talented professionals;

  •
  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

  •
  the risk factors set forth in Item 1A.—Risk Factors.

        Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "potential", "should", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this annual report.

        We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, registration statements on Form N-2 or Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

        NMF Holdings is a Delaware limited liability company. NMF Holdings is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, NMF Holdings is obligated to comply with certain regulatory requirements. NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        NMF Holdings is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2011. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

        New Mountain Finance is a Delaware corporation that was originally incorporated on June 29, 2010. New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, New Mountain Finance is obligated to comply with certain regulatory requirements. New Mountain Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code") commencing with its taxable year ended December 31, 2011.

        AIV Holdings is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings' sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ended December 31, 2011.

        On May 19, 2011, New Mountain Finance priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with New Mountain Finance's IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

        New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in NMF Holdings. New Mountain Finance and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which New Mountain Finance and AIV Holdings were admitted as members of NMF Holdings. New Mountain Finance acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance's common stock sold in the IPO and the Concurrent Private Placement). Additionally, New Mountain Finance received units of NMF Holdings equal to the number of shares of common stock of New Mountain Finance issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance's common stock on a one-for-one basis.

        As of December 31, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

        The current structure was designed to generally prevent New Mountain Finance from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings. The result is that any distributions made to New Mountain Finance's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

        The diagram below depicts our current organizational structure.

        NMF Holdings' investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, NMF Holdings' investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

        As of December 31, 2011, the Operating Company's net asset value was $420.5 million and its portfolio had a fair value of approximately $703.5 million in 55 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.7% and 13.1%, respectively. "Adjusted Yield to Maturity" assumes that the investments in the Operating Company's portfolio are purchased at fair value on December 31, 2011 and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C ("NMF SLF"). NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF's net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of LIBOR contracts by the individual companies in the Operating Company's portfolio or other factors. References to "Unadjusted Yield to Maturity" have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Operating Company, but rather the assets themselves are consolidated into the Operating Company.

Recent Developments

        On February 23, 2012, AIV Holdings' board of directors and the sole stockholder of AIV Holdings approved an Amended and Restated Certificate of Incorporation of AIV Holdings, which reduced the total amount of shares of all classes of capital stock which AIV Holdings will have the authority to issue to 100 shares of common stock, par value $0.01 per share.

        On March 7, 2012, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a first quarter 2012 distribution of $0.32 per unit/share payable on March 30, 2012 to holders of record as of March 15, 2012. As of this record date, New Mountain Finance and AIV Holdings own 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and therefore will receive a total dividend of $3.4 million and $6.5 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $6.5 million payable on March 30, 2012 to holders of record as of March 15, 2012.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Basis of Accounting

        NMF Holdings consolidates its wholly-owned subsidiary, NMF SLF. New Mountain Finance and AIV Holdings do not consolidate the Operating Company. New Mountain Finance and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting

Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in the Operating Company. New Mountain Finance and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of New Mountain Finance and AIV Holdings with a clearer depiction of their investment in the Master Fund.

Valuation and Leveling of Portfolio Investments

        The Operating Company conducts the valuation of assets, pursuant to which its net asset value, and, consequently, New Mountain Finance's and AIV Holdings' net asset values are determined, at all times consistent with GAAP and the 1940 Act.

        The Operating Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Operating Company's board of directors is ultimately and solely responsible for determining the fair value of its portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available, and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Operating Company's quarterly valuation procedures are set forth in more detail below:

  (1)
  Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

  (2)
  Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

  a.
  Bond quotes are obtained through independent pricing services. Analytics are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

  b.
  For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following:

  i.
  Investments for which more than two quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

  ii.
  Investments for which one or two quotes are received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

  (3)
  Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

  a.
  Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

    b.
    Preliminary valuation conclusions will then be documented and discussed with the Operating Company's senior management;

    c.
    If an investment falls into (3) above for four consecutive quarters and if the investment's par value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Operating Company's board of directors.

    d.
    Also, when deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

        Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature of and the realizable value of any collateral, the portfolio company's earnings, discounted cash flows, the ability to make payments, the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.

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

        GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

  Level I—Quoted prices (unadjusted) are available in active markets for identical investments and NMF Holdings has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"), NMF Holdings, to the extent that we hold such investments, does not adjust the quoted price for these investments, even in situations where NMF Holdings holds a large position and a sale could reasonably impact the quoted price.

  Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

  •
  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

  •
  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

  Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

        The inputs into the determination of fair value require significant judgment or estimation by management. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy from period to period.

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2011:

  (in thousands)

	Total	Level I	Level II	Level III
First lien	$410,314	$—	$377,173	$33,141
Second lien	262,701	—	214,296	48,405
Subordinated	27,649	—	21,078	6,571
Equity and other	2,850	—	—	2,850

Total investments	$703,514	$—	$612,547	$90,967

        New Mountain Finance Holdings and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. New Mountain Finance's and AIV Holdings' investments in the Operating Company are carried at fair value and represent the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. New Mountain Finance and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

Revenue Recognition

        The Operating Company's revenue recognition policies are as follows:

          Sales and paydowns of investments:     Realized gains and losses on investments are determined on the specific identification method.

          Interest income:     Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Operating Company has loans in the portfolio that contain a payment-in-kind ("PIK") provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

          Non-accrual income:     Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

          Other income:    Other income represents delayed compensation and miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.

        New Mountain Finance's and AIV Holdings' revenue recognition policies are as follows:

          Revenue, expenses, and capital gains (losses):     At each quarterly valuation date, the Operating Company's investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to New Mountain Finance and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on New Mountain Finance's and AIV Holdings' Statements of Operations. New Mountain Finance used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, New Mountain Finance experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between New Mountain Finance's IPO price of $13.75 per unit and the actual net asset value per unit. This unrealized appreciation and unrealized depreciation is shown separately on the Statements of Operations of New Mountain Finance and AIV Holdings, respectively.

          All expenses, including those of New Mountain Finance and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to New Mountain Finance and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. New Mountain Finance and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

          With respect to the expenses incident to any registration of shares of New Mountain Finance's common stock issued in exchange for units of the Operating Company, AIV Holdings is responsible for the expenses of any demand registration (including underwriters' discounts or commissions) and their pro-rata share of any "piggyback" registration expenses. No shares have been exchanged since formation.

Monitoring of Portfolio Investments

        The Operating Company monitors the performance and financial trends of its portfolio companies on at least a quarterly basis. The Operating Company attempts to identify any developments at the portfolio company or within the industry or the macroeconomic environment that may alter any material element of its original investment strategy.

        The Operating Company uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. The Operating Company uses a four-level numeric rating scale as follows:

  •
  Investment Rating 1—Investment is performing above expectations;

  •
  Investment Rating 2—Investment is performing in-line with expectations. All new loans are rated 2 at initial purchase;

  •
  Investment Rating 3—Investment is performing below expectations and risk has increased since the original investment; and

  •
  Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment.

        As of December 31, 2011, all investments in the Operating Company's portfolio had an Investment Rating of 1 or 2 with the exception of one investment. As of December 31, 2011, the Operating Company's original first lien position in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory headwinds which have led to the portfolio company's underperformance. At December 31, 2011, the Operating Company's original first lien position in ATI Acquisition Company was also put on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended. As of December 31, 2011, this first lien debt investment had a cost basis of $4.4 million and a fair value of $0.8 million. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis and fair value of $1.6 million as of December 31, 2011. Neither super priority first lien positions are on non-accrual status. As of December 31, 2011, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of $5.9 million and an aggregate fair value of $2.4 million.

Portfolio and Investment Activity

        The fair value of the Operating Company's investments was approximately $703.5 million in 55 portfolio companies at December 31, 2011, $441.1 million in 43 portfolio companies at December 31, 2010 and $320.5 million in 24 portfolio companies at December 31, 2009. For the year ended December 31, 2011, NMF Holdings made approximately $493.3 million of new investments in 37 portfolio companies. For the year ended December 31, 2010, NMF Holdings made approximately $332.7 million of new investments in 34 portfolio companies. For the year ended December 31, 2009, NMF Holdings made approximately $268.4 million of new investments in 29 portfolio companies.

        For the year ended December 31, 2011, NMF Holdings had approximately $146.4 million in debt repayments in existing portfolio companies and sales of securities in 17 portfolio companies aggregating approximately $85.6 million. In addition, during the year ended December 31, 2011, NMF Holdings had a change in unrealized appreciation on 17 portfolio companies totaling approximately $6.1 million, which was offset by a change in unrealized depreciation on 48 portfolio companies totaling approximately $29.2 million. For the year ended December 31, 2010, NMF Holdings had approximately $40.3 million in debt repayments in existing portfolio companies and sales of securities in 16 portfolio companies aggregating approximately $217.9 million. During the year ended December 31, 2010, NMF Holdings had a change in unrealized appreciation on 36 portfolio companies totaling approximately $13.0 million, which was offset by a change in unrealized depreciation on 18 portfolio companies totaling approximately $53.0 million. For the year ended December 31, 2009, NMF Holdings had approximately $10.1 million in debt repayments in existing portfolio companies and sales of securities in 12 portfolio companies aggregating approximately $115.3 million. During the year ended December 31, 2009, NMF Holdings had a change in unrealized appreciation on 21 portfolio companies totaling approximately $69.3 million, which was offset by a change in unrealized depreciation on four portfolio companies totaling approximately $1.2 million.

        At December 31, 2011, the Operating Company's weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.7% and 13.1%, respectively.

Recent Accounting Standards Updates

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders' equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity's net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The Companies are currently assessing the impact that adoption of ASU 2011-04 will have on the financial statements.

Results of Operations

        Since New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, New Mountain Finance's and AIV Holdings' results of operations are based on the Operating Company's results of operations.

        Under GAAP, New Mountain Finance's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investment as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 8.—Financial Statements and Supplementary Data—Note 5, Agreements for additional details.

        The following table for the Operating Company for the three months ended December 31, 2011 is adjusted to reflect the step-up to fair market value.

  (in thousands)

	Three months ended December 31, 2011	Adjustments	Three months ended December 31, 2011
Investment income
Interest income	$16,971	$(271)	$16,700
Other income	156		156

Total investment income	17,127	(271)	16,856

Total expenses pre-incentive fee	5,269		5,269

Pre-Incentive Fee Net Investment Income	11,858	(271)	11,587

Incentive fee	2,317		2,317

Post-Incentive Fee Net Investment Income	9,541	(271)	9,270

Realized gain (loss) on investments	2,297	(1,240)	1,057
Net change in unrealized appreciation (depreciation) of investments	6,019	1,511	7,530

Net increase in capital resulting from operations	$17,857		$17,857

        For the three months ended December 31, 2011, the Operating Company had a $0.3 million adjustment to interest income for amortization, a decrease of $1.2 million to realized gains and an increase of $1.5 million to unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. The Operating Company's Adjusted Net Investment Income was $9.3 million for the three months ended December 31, 2011.

        The following table for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect the step-up to fair market value.

  (in thousands)

	Period from May 19, 2011 to December 31, 2011	Adjustments	Adjusted Period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836	$(2,019)	$36,817
Other income	670		670

Total investment income	39,506	(2,019)	37,487

Total expenses pre-incentive fee	11,863		11,863

Pre-Incentive Fee Net Investment Income	27,643	(2,019)	25,624

Incentive fee	3,522		3,522

Post-Incentive Fee Net Investment Income	24,121	(2,019)	22,102

Realized gain (loss) on investments	3,298	(2,422)	876
Net change in unrealized (depreciation) appreciation of investments	(15,538)	4,441	(11,097)

Net decrease in capital resulting from operations	$11,881		$11,881

        For the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011, the Operating Company had a $2.0 million adjustment to interest income for amortization, a decrease of $2.4 million to realized gains and an increase of $4.4 million to unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. The Operating Company's Adjusted Net Investment Income was $22.1 million for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011.

Results of Operations for the Operating Company for the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009

Revenue

  (in thousands)

	Years ended December 31,
	2011	2010	2009
Interest income	$55,809	$40,485	$21,109
Other income	714	890	658

Total investment income	$56,523	$41,375	$21,767

        The Operating Company's total investment income increased by $15.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The 36.6% increase in investment income from the year ended 2010 to the year ended 2011 was primarily attributable to larger invested balances, which was mainly driven by the proceeds of the IPO on May 19, 2011 and the formation of NMF SLF. NMF SLF, formed on October 7, 2010, uses cash injected by the Operating Company and leverage from its revolving credit facility to invest primarily in first lien debt securities. Additionally in 2011, the Operating Company's interest income increased due to prepayment premiums associated with the refinancing and early repayment of the debt of multiple portfolio companies.

        The Operating Company's total investment income increased by $19.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The 90.1% increase in investment income was primarily attributed to the larger invested balance during 2010. Additionally, there was an increase during 2010 in the number of investments with higher fixed interest rates relative to 2009. As of December 31, 2010, fixed interest rate investments made up approximately 13.1% of the par value of the portfolio with a weighted average fixed rate of approximately 12.9%. As of December 31, 2009, fixed interest rate investments made up approximately 6.6% of the par value of the portfolio with a weighted average fixed rate of approximately 11.9%.

Operating Expenses

  (in thousands)

	Years ended December 31,
	2011	2010	2009
Interest and other credit facility expenses	$7,086	$2,948	$490
Management fee	4,938	71	135
Incentive fee	3,522	—	—
Professional fees	722	327	382
Other expenses	1,730	565	352

Total operating expenses	$17,998	$3,911	$1,359

        The Operating Company's total operating expenses increased by $14.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Interest and other credit facility expenses increased by $4.1 million during the year ended December 31, 2011. The credit facility of NMF SLF was originally executed in October 2010 and, therefore, it was not outstanding for the full year ended December 31, 2010. Costs associated with the closing of the credit facility of NMF SLF are capitalized and charged against income as other credit facility expense.

        Additionally, the Operating Company's management fees and incentive fees increased by $4.9 million and $3.5 million, respectively, for the year ended December 31, 2011 as compared to the year ended December 31, 2010. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company's historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

        The Operating Company's total operating expenses increased by $2.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. Interest and other credit facility expenses increased $2.5 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The two credit agreements that comprise the original $120.0 million credit facility of the Predecessor Entities existing prior to the IPO (the "Predecessor Credit Facility") were executed in October and November of 2009 and therefore were only outstanding for part of the year in 2009. During 2010, the Predecessor Credit Facility had varying amounts outstanding throughout the whole year. Additionally, the SLF Credit Facility was originally executed in October of 2010. The increase in professional fees and other expenses of $0.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to an increase in fees paid to third-party vendors.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

  (in thousands)

	Years ended December 31,
	2011	2010	2009
Realized gains on investments	$16,252	$66,287	$37,129
Net change in unrealized (depreciation) appreciation of investments	(23,100)	(39,959)	68,143

Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(6,848)	$26,328	$105,272

        The Operating Company's net realized and unrealized gains or losses resulted in a net loss of $6.8 million for the year ended December 31, 2011 compared to a net gain of $26.3 million for the same period in 2010, and a net gain of $105.3 million for the same period in 2009. We look at total realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the year ended December 31, 2011 was primarily related to the overall market decline, directly impacting the prices of the Operating Company's portfolio. The net gain for the year ended December 31, 2010 was primarily driven by the continued appreciation of the Operating Company's portfolio and the sale of investments with fair values in excess of December 31, 2009 valuations, resulting in realized gains being greater than the reversal of the cumulative unrealized gains for those investments. The net gain during the year ended December 31, 2009 was primarily driven by the sharp rise in market prices.

Liquidity and Capital Resources

        The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company's repayment of indebtedness, the Operating Company's investments in portfolio companies, cash distributions to our unit holders or for other general corporate purposes.

        Guardian AIV and New Mountain Guardian Partners, L.P. contributed a portfolio to the Operating Company in connection with the IPO of New Mountain Finance, receiving 20,221,938 units of NMF Holdings and 1,252,964 shares of New Mountain Finance, respectively. On May 19, 2011, New Mountain Finance priced its initial offering of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement. New Mountain Finance used the gross proceeds from the IPO and Concurrent Private Placement to acquire units in NMF Holdings.

        The Operating Company's liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of New Mountain Finance.

        At December 31, 2011, December 31, 2010 and December 31, 2009, the Operating Company had cash and cash equivalents of approximately $15.3 million, $10.7 million and $4.1 million, respectively. Cash (used in) provided by operating activities for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was approximately $(316.3) million, $29.1 million and $(157.2) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

        Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the "Holdings Credit Facility") among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160.0 million. Under the original terms of the Holdings Credit Facility, the Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, subject to approval by Wells Fargo Bank, National Association. On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the facility are capitalized on the Operating Company's Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies.

        The Holdings Credit Facility bears interest at a rate of LIBOR plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $2.0 million and $0.6 million, respectively, for the year ended December 31, 2011. Interest expense and non-usage fees were $2.2 million and $0.3 million, respectively, for the year ended December 31, 2010. Interest expense and non-usage fees were $0.4 million and $0.1 million, respectively, for the year ended December 31, 2009. The weighted average interest rate for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was 3.2%, 3.3% and 3.2%, respectively. The average debt outstanding for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was $61.6 million, $68.3 million and $65.0 million, respectively. The outstanding balance of Holdings Credit Facility as of December 31, 2011, December 31, 2010 and December 31, 2009 was $129.0 million, $59.7 million and $77.7 million, respectively. As of December 31, 2011, December 31, 2010 and December 31, 2009, the Operating Company was in compliance with all financial and operational covenants required by the existing credit facilities.

        SLF Credit Facility—The Operating Company's senior loan fund's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175.0 million. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

        The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association. Due to a fifth amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

        The SLF Credit Facility bears interest at a rate of LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $3.4 million and $0.1 million, respectively, for the year ended December 31, 2011. For the period October 7, 2010 (commencement of NMF SLF operations) through December 31, 2010, interest expense and non-usage fees for the SLF Credit Facility were $0.1 million and $0.1 million, respectively. The weighted average interest rate for the year ended December 31, 2011 for the facility was 2.5%. The weighted average interest rate for the period October 7, 2010 (commencement of NMF SLF operations) through December 31, 2010 was 2.5%. The average debt outstanding for the years ended December 31, 2011 and December 31, 2010 was $133.8 million and $27.7 million, respectively. The SLF Credit Facility did not exist for the full year ended December 31, 2010 and did not exist in the year ended December 31, 2009. The outstanding balance as of December 31, 2011 and December 31, 2010 was $165.9 million and $56.9 million, respectively. As of December 31, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the existing credit facilities.

Off-Balance Sheet Arrangements

        NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2011 and December 31, 2010, the Operating Company had outstanding commitments to third parties to fund investments totaling $27.0 million and $12.2 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

        NMF Holdings may from time to time enter into financing commitment letters or bridge financing commitments. As of December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments. As of December 31, 2011 and December 31, 2010, the Operating Company entered into bridge financing commitments in an aggregate par amount of $35.0 million and $0, respectively, which could require funding in the future.

Borrowings

        The Operating Company had borrowings of $129.0 million and $59.7 million outstanding as of December 31, 2011 and December 31, 2010, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $165.9 million and $56.9 million outstanding as of December 31, 2011 and December 31, 2010, respectively, under the SLF Credit Facility.

Contractual Obligations

        A summary of the Operating Company's significant contractual payment obligations as of December 31, 2011 is as follows:

		Contractual Obligations Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$129,038	$—	$—	$129,038	$—
SLF Credit Facility(2)	165,928	—	—	165,928	—

Total Contractual Obligations	$294,966	$—	$—	294,966	$—

(1)
Under the terms of the $160.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($129.0 million as of December 31, 2011) were required to be repaid on or before October 21, 2015. As of December 31, 2011, there was approximately $31.0 million of possible capacity remaining under the Holdings Credit Facility.

(2)
Under the terms of the $175.0 million SLF Credit Facility, all outstanding borrowings under that facility ($165.9 million as of December 31, 2011) must be repaid on or before October 27, 2015. As of December 31, 2011, there was approximately $9.1 million of possible capacity remaining under the SLF Credit Facility.

        NMF Holdings has certain contracts under which it has material future commitments. The Operating Company has $27.0 million of undrawn funding commitments as of December 31, 2011 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company's portfolio companies. As of December 31, 2011, the Operating Company entered into bridge financing commitments in an aggregate par amount of $35.0 million, which could require funding in the future.

        We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide the Operating Company with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

        We have also entered into an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to perform, or oversee the performance of, our financial records, our reports to stockholders / unit holders and reports filed with the Securities and Exchange Commission.

        If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

        Dividends paid to stockholders / unit holders of the Companies for the year ended December 31, 2011 totaled $26.6 million. Tax characteristics of all dividends paid by New Mountain Finance and AIV

Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

        The following table summarizes our quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, since New Mountain Finance's IPO:

Fiscal Year Ended December 31, 2011	Date Declared	Record Date	Payment Date	Amount
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$0.86

        On August 10, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a second quarter 2011 distribution of $0.27 per unit/share payable on August 31, 2011 to holders of record as of August 22, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and received a total dividend of $2.9 million and $5.4 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $5.4 million payable on August 31, 2011 to holders of record as of August 22, 2011.

        Additionally, on August 10, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a third quarter 2011 distribution of $0.29 per unit/share payable on September 30, 2011 to holders of record as of September 15, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and received a total dividend of $3.1 million and $5.9 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $5.9 million payable on September 30, 2011 to holders of record as of September 15, 2011.

        On November 8, 2011, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a fourth quarter 2011 distribution of $0.30 per unit/share payable on December 30, 2011 to holders of record as of December 15, 2011. As of this record date, New Mountain Finance and AIV Holdings owned 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and received a total dividend of $3.2 million and $6.1 million, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $6.1 million payable on December 30, 2011 to holders of record as of December 15, 2011.

        Tax characteristics of all dividends paid by New Mountain Finance and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

        Since New Mountain Finance and AIV Holdings are holding companies, all distributions on their common stock will be paid from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. Under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV out of assets legally available for distribution each quarter. New

Mountain Finance intends to distribute approximately its entire portion of the Operating Company's Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of the Operating Company's taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

        New Mountain Finance maintains an "opt out" dividend reinvestment plan for its common stockholders. As a result, if the Operating Company declares a dividend, then New Mountain Finance stockholders' cash dividends will be automatically reinvested in additional shares of New Mountain Finance's common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends. Cash dividends reinvested in additional shares of New Mountain Finance's common stock will be automatically reinvested by New Mountain Finance in NMF Holdings in exchange for additional units of the Operating Company. See Item 8—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional details regarding New Mountain Finance's dividend reinvestment plan.

        AIV Holdings does not intend to reinvest any distributions received in additional units of the Operating Company.

Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

  •
  Together, New Mountain Finance and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

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

  •
  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company's chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expense and management and incentive fees) has been capped at $3.0 million for the time period from April 1, 2011 to March 31, 2012.

  •
  The Companies, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

        In addition, New Mountain Finance and the Operating Company have adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company's. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser's allocation procedures.

        Concurrently with the IPO, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        NMF Holdings is subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2011, certain of the loans held in the Operating Company's portfolio had floating interest rates. Interest rates on the loans held within the Operating Company's portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company's senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on 1-month floating LIBOR rates.

        The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company's portfolio of investments held on December 31, 2011. Interest expense is calculated based on the terms of the Operating Company's two outstanding revolving credit facilities. For the Operating Company's floating rate credit facilities, NMF Holdings uses the outstanding balance as of December 31, 2011. Interest expense on the Operating Company's floating rate credit facilities are calculated using the interest rate as of December 31, 2011, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company's portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2011. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2011, and are only adjusted for assumed changes in the underlying base interest rates.

        Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	1.2%
Base Interest Rate	—%
+100 Basis Points	(4.0)%
+200 Basis Points	1.6%
+300 Basis Points	9.0%

        The Operating Company was not exposed to any foreign currency exchange risks as of December 31, 2011.

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	87
New Mountain Finance Holdings, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2011 and December 31, 2010	90
Consolidated Statements of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	91
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	92
Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	93
Consolidated Schedule of Investments as of December 31, 2011	94
Consolidated Schedule of Investments as of December 31, 2010	100
New Mountain Finance Corporation
Statement of Assets and Liabilities as of December 31, 2011	104
Statements of Operations for May 19, 2011 (commencement of operations) to December 31, 2011	105
Statement of Changes in Net Assets for May 19, 2011 (commencement of operations) to December 31, 2011	106
Statement of Cash Flows for May 19, 2011 (commencement of operations) to December 31, 2011	107
New Mountain Finance AIV Holdings Corporation
Statement of Assets and Liabilities as of December 31, 2011	108
Statements of Operations for May 19, 2011 (commencement of operations) to December 31, 2011	109
Statement of Changes in Net Assets for May 19, 2011 (commencement of operations) to December 31, 2011	110
Statement of Cash Flows for May 19, 2011 (commencement of operations) to December 31, 2011	111
Combined Notes to the Financial Statements for New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Holdings, L.L.C.:

        We have audited the accompanying consolidated statements of assets, liabilities and members' capital of New Mountain Finance Holdings, L.L.C. (the "Company"), including the consolidated schedules of investments as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in members' capital, and cash flows for each of the three years in the period ended December 31, 2011 and the financial highlights for the period from October 29, 2008 (commencement of operations) to December 31, 2008 and each of the three years in the period ended December 31, 2011. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2011, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of New Mountain Finance Holdings, L.L.C. as of December 31, 2011 and 2010, and the consolidated results of its operations, its consolidated changes in members' capital, and its consolidated cash flows for each of the three years in the period ended December 31, 2011 and the financial highlights for the period from October 29, 2008 (commencement of operations) to December 31, 2008 and each of the three years in the period ended December 31,2011 in conformity with accounting principles generally accepted in the United States of America.

        As explained in Note 4, the financial statements include investments valued at $90,966,959 (12.45% of total assets) and $30,255,961 (6.57% of total assets) as of December 31, 2011 and 2010, respectively, whose fair values have been estimated by the Company in the absence of readily determinable fair values.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance Corporation:

        We have audited the accompanying statement of assets and liabilities of New Mountain Finance Corporation (the "Company") as of December 31, 2011, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of New Mountain Finance Corporation as of December 31, 2011 and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
New Mountain Finance AIV Holdings Corporation:

        We have audited the accompanying statement of assets and liabilities of New Mountain Finance AIV Holdings Corporation (the "Company") as of December 31, 2011, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of New Mountain Finance AIV Holdings Corporation as of December 31, 2011 and the results of its operations, changes in its net assets, its cash flows, and the financial highlights for the period from May 19, 2011 (commencement of operations) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2012

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members' Capital

	December 31, 2011	December 31, 2010
Assets
Investments at fair value (cost of $699,864,784 and $414,308,823, respectively)	$703,513,560	$441,057,840
Cash and cash equivalents	15,318,811	10,744,082
Interest receivable	7,307,092	3,007,787
Deferred credit facility costs (net of accumulated amortization of $855,955 and $69,909, respectively)	3,713,739	1,880,120
Deferred offering costs	—	3,528,110
Receivable from affiliate	369,017	—
Other assets	356,486	5,842

Total assets	$730,578,705	$460,223,781

Liabilities
SLF Credit Facility	165,928,000	56,936,000
Holdings Credit Facility	129,037,813	59,696,938
Payable for unsettled securities purchased	7,604,931	94,462,500
Management fee payable	2,200,354	—
Incentive fee payable	2,317,328	—
Interest payable	1,747,095	813,192
Payable to affiliates	—	2,531,319
Other liabilities	1,241,366	3,856,571

Total liabilities	310,076,887	218,296,520
Members' Capital	420,501,818	241,927,261

Total liabilities and members' capital	$730,578,705	$460,223,781

Outstanding common membership units(a)	30,919,629
Capital per unit(a)	$13.60

(a)
Fund was not unitized as of December 31, 2010.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010	2009
Investment income
Interest income	$55,809,453	$40,485,158	$21,108,672
Other income	713,991	889,619	658,035

Total investment income	56,523,444	41,374,777	21,766,707

Expenses
Interest and other credit facility expenses	7,086,019	2,948,460	490,189
Management fee	4,938,004	70,999	134,966
Incentive fee	3,522,330	—	—
Administrative expenses (net of reimbursable expenses of $870,032, $0 and $0, respectively)	744,959	401,133	162,978
Professional fees (net of reimbursable expenses of $1,315,733, $0 and $0, respectively)	721,578	327,331	381,877
Other general and administrative expenses	985,283	162,593	188,974

Total expenses	17,998,173	3,910,516	1,358,984

Net investment income	38,525,271	37,464,261	20,407,723
Realized gains on investments	16,252,062	66,287,267	37,128,956
Net change in unrealized (depreciation) appreciation of investments	(23,100,241)	(39,959,267)	68,143,411

Net increase in capital resulting from operations	$31,677,092	$63,792,261	$125,680,090

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members' Capital

	Year ended December 31,
	2011	2010	2009
Increase (decrease) in members' capital resulting from operations:
Net investment income	$38,525,271	$37,464,261	$20,407,723
Realized gains on investments	16,252,062	66,287,267	37,128,956
Net change in unrealized (depreciation) appreciation of investments	(23,100,241)	(39,959,267)	68,143,411

Net increase in members' capital resulting from operations	31,677,092	63,792,261	125,680,090
Distributions	(10,249,155)	(115,940,206)	(202,095,083)
Contributions	195,294,674	54,634,523	285,501,773
Dividends paid	(26,590,881)	—	—
Offering costs	(11,557,173)	—	—

Net increase in members' capital	178,574,557	2,486,578	209,086,780
Members' capital at beginning of period	241,927,261	239,440,683	30,353,903

Members' capital at end of period	$420,501,818	$241,927,261	$239,440,683

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net increase in capital resulting from operations	$31,677,092	$63,792,261	$125,680,090
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Realized gains on investments	(16,252,062)	(66,287,267)	(37,128,956)
Net change in unrealized depreciation (appreciation) of investments	23,100,241	39,959,267	(68,143,411)
Amortization of purchase discount	(5,861,691)	(16,326,857)	(10,030,920)
Amortization of deferred credit facility costs	786,046	69,909	—
Non-cash interest income	(1,538,462)	(3,374,086)	(815,611)
(Increase) decrease in operating assets:
Purchase of investments	(494,693,776)	(332,708,278)	(274,180,589)
Proceeds from sales and paydowns of investments	231,962,469	260,039,529	125,429,657
Cash received for purchase of undrawn portion of revolving credit facility	1,363,154	—	5,798,346
Cash paid for sale of undrawn portion of revolving credit facility	—	(1,837,500)	—
Cash paid for drawn revolver	(535,593)	—	—
Interest receivable	(4,299,305)	(2,209,025)	(770,292)
Receivable from unsettled securities sold	—	5,124,622	(5,124,622)
Receivable from affiliate	(369,017)	—	—
Other assets	(350,644)	(4,435)	(1,407)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(86,857,569)	82,230,235	(19,082,935)
Management fee payable	2,200,354	—	—
Incentive fee payable	2,317,328	—	—
Interest payable	933,903	340,503	472,689
Payable to affiliates	(394,279)	(190,500)	392,679
Other liabilities	533,795	432,931	274,641
Net cash flows (used in) provided by operating activities	(316,278,016)	29,051,309	(157,230,641)
Cash flows from financing activities
Contributions	195,294,674	54,634,523	285,501,773
Distributions	(10,249,155)	(115,940,206)	(202,095,083)
Dividends paid	(26,590,881)	—	—
Offering costs paid	(11,557,173)	—	—
Proceeds from Holdings Credit Facility	336,508,450	44,850,495	77,744,675
Repayment of Holdings Credit Facility	(267,167,575)	(62,898,232)	—
Proceeds from SLF Credit Facility	172,060,007	56,936,000	—
Repayment of SLF Credit Facility	(63,068,007)	—	—
Deferred credit facility costs paid	(4,377,595)	—	—
Net cash flows provided by (used in) financing activities	320,852,745	(22,417,420)	161,151,365
Net increase in cash and cash equivalents	4,574,729	6,633,889	3,920,724
Cash and cash equivalents at the beginning of the period	10,744,082	4,110,193	189,469
Cash and cash equivalents at the end of the period	$15,318,811	$10,744,082	$4,110,193
Supplemental disclosure of cash flow information
Interest paid	$4,358,103	$2,130,839	$—
Non-cash financing activities:
Accrual for offering costs	$—	$3,528,110	$—
Accrual for deferred credit facility costs	192,099	1,950,029	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—United States
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	6.50% (Base Rate + 5.00%)	4/27/2017	$13,825,000	$13,703,238	$13,583,062
	Second lien(2)	9.50% (Base Rate + 8.00%)	10/27/2017	20,000,000	19,669,018	19,200,000

				33,825,000	33,372,256	32,783,062	7.80%

Decision Resources, LLC
Business Services	First lien(3)	7.00% (Base Rate + 5.50%)	12/28/2016	17,820,000	17,588,508	17,196,300
	Second lien(2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,368,204	14,282,500

				32,320,000	31,956,712	31,478,800	7.48%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien(3)	6.75% (Base Rate + 5.25%)	7/5/2017	18,703,125	18,001,977	18,305,684
	Subordinated(2)	11.50%	7/15/2018	13,500,000	12,329,105	13,162,500

				32,203,125	30,331,082	31,468,184	7.47%

Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,500,000	9,409,890	9,357,500
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,712,425	19,650,000

				29,500,000	29,122,315	29,007,500	6.89%

Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 5.00%)	4/21/2017	4,867,647	4,796,665	4,794,632
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,764,101	23,755,300

				29,117,647	28,560,766	28,549,932	6.79%

Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.55% (Base Rate + 3.25%)	8/1/2014	15,467,673	12,941,252	14,462,274
	Second lien(2)	6.80% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,950,542	13,950,000

				30,467,673	24,891,794	28,412,274	6.76%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,037,614	24,875,000	5.92%
Renaissance Learning, Inc.
Education	Second lien(2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,016,871	20,100,000	4.78%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,368,421	17,115,609	16,695,606
	Subordinated(2)	15.00% PIK*	6/30/2016	3,273,004	3,089,870	2,971,990

				20,641,425	20,205,479	19,667,596	4.68%

Transplace Texas, L.P.
Logistics	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,514,617	19,500,000	4.64%
U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,719,547	19,500,000	4.64%
Unitek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,850,000	19,312,984	19,440,594	4.62%
Ipreo Holdings LLC
Information Services	First lien(3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,703,125	18,308,298	18,282,305	4.35%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,820,000	17,521,860	17,909,100	4.26%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,915,000	16,764,489	16,872,713	4.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	$17,433,389	$16,624,324	$16,416,447	3.90%
OpenLink International, Inc.
Software	First lien(2)	7.75% (Base Rate + 6.25%)	10/30/2017	15,000,000	14,706,514	15,056,250	3.58%
Volume Services America, Inc. (Centerplate)
Consumer Services	First lien(2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,850,000	14,512,417	14,924,250	3.55%
SonicWALL, Inc.
Software	First lien(3)	8.27% (Base Rate + 6.19%)	1/23/2016	4,822,985	4,831,869	4,847,099
	Second lien(2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,746,209	9,950,000

				14,822,985	14,578,078	14,797,099	3.52%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(2)	8.50% (Base Rate + 7.00%)	11/29/2016	11,561,538	11,218,525	11,214,692
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	3,728,642	3,600,214	3,599,461

				15,290,180	14,818,739	14,814,153	3.52%

Triple Point Technology, Inc.
Software	First lien(3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,500,000	13,932,051	14,536,250	3.46%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,889,987	14,704,271	14,108,263	3.36%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,746,132	13,818,750	3.29%
LANDesk Group, Inc.
Software	First lien(3)	7.00% (Base Rate + 5.25%)	3/28/2016	14,062,500	13,828,336	13,798,828	3.28%
Pacific Architects and Engineers Incorporated
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,848,322	13,677,000	3.25%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,337,594	12,173,547	12,329,883	2.93%
Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,910,000	11,756,172	11,731,350	2.79%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,893,985	11,640,000	2.77%
TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien(3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,401,313	11,208,577	11,344,306	2.70%
Merrill Communications LLC
Business Services	First lien(2)	7.50% (Base Rate + 5.50%)	12/24/2012	11,421,788	10,284,637	11,002,985	2.62%
Brickman Group Holdings, Inc.
Business Services	First lien(3)	7.25% (Base Rate + 5.50%)	10/14/2016	7,957,406	8,005,917	7,982,272
	Subordinated(2)	9.13%	11/1/2018	3,000,000	2,716,216	2,715,000

				10,957,406	10,722,133	10,697,272	2.54%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,987,500	4,795,791	5,022,826
	Subordinated(2)	11.13%	8/15/2019	5,000,000	4,937,575	5,200,000

				9,987,500	9,733,366	10,222,826	2.43%

CHG Companies, Inc.
Healthcare Services	Second lien(2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,826,548	10,025,000	2.38%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,912,104	9,725,000	2.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Merge Healthcare Inc.
Healthcare Services	First lien(2)	11.75%	5/1/2015	$9,000,000	$8,879,303	$9,585,000	2.28%
Porex Corporation
Specialty Chemicals and Materials	First lien(3)	6.75% (Base Rate + 5.25%)	3/31/2015	9,573,968	9,449,821	9,430,359	2.24%
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,840,688	8,910,000	2.12%
Mach Gen, LLC
Power Generation	Second lien(2)	8.03% PIK (Base Rate + 7.50%)*	2/22/2015	12,063,894	9,966,951	8,609,943	2.05%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,453,125	7,354,306	7,192,266	1.71%
Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	7,009,524	6,895,616	7,044,571	1.68%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,947,500	6,916,695	6,478,544	1.54%
Stratus Technologies, Inc.
Information Technology	First lien(2)	12.00%	3/29/2015	6,827,000	6,490,139	6,212,570	1.48%
Alion Science and Technology Corporation
Federal Services	First lien(2)	10.00% + 2.00% PIK*	11/1/2014	6,195,238	5,613,308	5,555,066	1.32%
Datatel, Inc.
Software	Second lien(2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,977,238	5,150,000	1.22%
Ozburn-Hessey Holding Company LLC
Logistics	Second lien(2)	11.50% (Base Rate + 9.50%)	10/8/2016	6,000,000	5,892,802	5,110,002	1.22%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien(2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,976,820	4,950,000	1.18%
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)
Healthcare Services	First lien(3)	6.25% (Base Rate + 5.00%)	12/5/2018	4,894,921	4,864,327	4,888,802	1.16%
Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien(3)	6.75% (Base Rate + 5.00%)	11/30/2016	4,897,632	4,835,069	4,873,144	1.16%
LVI Services Inc.
Industrial Services	First lien(2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,120,334	4,474,056	3,725,043	0.89%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,477,810	4,351,747	783,617
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	91,696	91,696	91,696
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	1,484,370	1,484,370	1,484,370

				6,053,876	5,927,813	2,359,683	0.56%

Total Funded Debt Investments				$727,364,649	$702,801,889	$702,587,965	167.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Equity—United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares(2)	—	—	144,270	$65,123	$29,881
	Preferred shares(2)	—	—	32,830	14,819	6,800

					79,942	36,681	0.01%

Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	2,109	2,109
	Preferred shares(2)	—	—	2,423	2,422,891	2,422,891

					2,425,000	2,425,000	0.58%

Total Shares					$2,504,942	$2,461,681	0.59%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	$292,851	$244,237	0.06%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	298,398	129,181	129,181	0.03%
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$615,882	$387,790	0.09%

Total Funded Investments					$705,922,713	$705,437,436	167.76%

Unfunded Debt Investments—United States
Datatel, Inc.
Software	Subordinated—Bridge(1)(2)	—	12/13/2012	$20,000,000	$—	$—	0.00%
Physio-Control International, Inc.
Healthcare Products	First lien—Bridge(1)(2)	—	—	15,000,000	—	—	0.00%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(1)(2)—Undrawn	—	1/1/2012	39,947	—	—
	First lien(1)(2)—Undrawn	—	1/1/2012	865	—	—

				40,812	—	—	0.00%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(1)(2)—Undrawn	—	11/29/2016	3,438,462	(103,154)	(103,154)
Storapod Holding Company, Inc.	Subordinated(1)(2)—Undrawn	—	11/29/2017	771,358	—	—

				4,209,820	(103,154)	(103,154)	(0.03)%

RGIS Services, LLC
Business Services	First lien(2)(4)—Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(293,850)	(0.07)%
Education Management LLC
Education	First lien(2)(4)—Undrawn	—	6/1/2012	3,000,000	(1,215,000)	(330,000)	(0.08)%
Kronos Incorporated
Software	First lien(2)(4)—Undrawn	—	6/11/2013	4,198,500	(629,775)	(356,872)	(0.08)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(4)—Undrawn	—	12/17/2015	$10,500,000	$(1,260,000)	$(840,000)	(0.20)%

Total Unfunded Debt Investments				$61,949,132	$(6,057,929)	$(1,923,876)	(0.46)%

Total Investments					$699,864,784	$703,513,560	167.30%

(1)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of the bridge facility, delayed draw or other future funding commitments.

(2)
The Holdings Credit Facility is collateralized by the indicated investments.

(3)
The SLF Credit Facility is collateralized by the indicated investments.

(4)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(5)
Investment is on non-accrual status.

(6)
New Mountain Finance Holdings, L.L.C. ("NMF Holdings") holds investments in two related entities of PODS, Inc. NMF Holdings directly holds warrants in Storapod Holding Company, Inc. ("Storapod") and has a credit investment in Storapod through Storapod WCF II Limited ("Storapod WCF II"). Storapod WCF II is a special purpose entity used to enter into a Shari'ah-compliant financing arrangement with Storapod. Additionally, NMF Holdings has a credit investment in PODS Funding Corp. II ("PODS II"). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority-owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari'ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

*
All or a portion of interest contains payments-in-kind ("PIK").

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

December 31, 2011
Investment Type	Percent of Total Investments at Fair Value
First lien	58.32%
Second lien	37.34%
Subordinated	3.93%
Equity and other	0.41%

Total investments	100.00%

December 31, 2011
Industry Type	Percent of Total Investments at Fair Value
Software	22.12%
Healthcare Services	16.71%
Education	14.47%
Business Services	10.86%
Federal Services	10.05%
Consumer Services	4.23%
Information Services	4.21%
Healthcare Products	3.54%
Logistics	3.50%
Industrial Services	2.49%
Healthcare Information Technology	2.01%
Media	1.67%
Specialty Chemicals and Materials	1.34%
Power Generation	1.22%
Information Technology	0.89%
Telecommunication	0.69%

Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2010

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—Canada
Trident Exploration Corp.(2)
Energy	First lien(3)	12.50% (Base Rate + 9.50%)	6/30/2014	$4,477,500	$4,357,151	$4,746,150	1.96%

Total Canada				$4,477,500	$4,357,151	$4,746,150	1.96%

Funded Debt Investments—United States
Managed Health Care Associates, Inc.
Healthcare Services	First lien(3)	3.52% (Base Rate + 3.25%)	8/1/2014	$22,467,673	$17,462,237	$20,557,920
	Second lien(3)	6.77% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,227,497	13,200,001

				37,467,673	28,689,734	33,757,921	13.95%

Attachmate Corporation, NetIQ Corporation
Software	Second lien(3)	7.04% (Base Rate + 6.75%)	10/13/2013	22,500,000	17,121,571	22,275,000	9.21%
Learning Care Group (US), Inc.
Education	First lien(3)	12.00%	4/27/2016	17,368,422	17,057,656	17,192,834
	Subordinated	15.00%	6/30/2016	2,832,237	2,610,113	2,630,413

				20,200,659	19,667,769	19,823,247	8.19%

Decision Resources, LLC
Business Services	First lien(4)	7.75% (Base Rate + 4.50%)	12/28/2016	18,000,000	17,730,000	17,820,001	7.37%
KeyPoint Government Solutions, Inc
Federal Services	First lien(3)	10.00% (Base Rate + 8.00%)	12/31/2015	18,000,000	17,640,000	17,730,000	7.33%
Smile Brands Group, Inc.
Healthcare Services	First lien(4)	7.50% (Base Rate + 4.25%)	12/21/2017	17,500,000	17,237,500	17,390,625	7.19%
Volume Services America, Inc. (Centerplate)
Consumer Services	First lien(3)	10.50% (Base Rate + 8.50%)	9/16/2016	14,962,500	14,527,858	15,056,016	6.22%
MLM Holdings, Inc.
Software	First lien(4)	7.00% (Base Rate + 5.25%)	12/1/2016	14,962,500	14,739,863	14,775,469	6.11%
LANDesk Software, Inc.
Software	First lien(4)	7.00% (Base Rate + 5.25%)	3/28/2016	15,000,000	14,701,917	14,718,750	6.08%
SonicWALL, Inc.
Software	First lien(4)	8.26% (Base Rate + 6.19%)	1/23/2016	4,485,887	4,507,797	4,519,531
	Second lien(3)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,712,391	10,050,000

				14,485,887	14,220,188	14,569,531	6.02%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien(4)	7.75% (Base Rate + 4.50%)	12/22/2016	14,000,000	13,790,000	13,965,000	5.77%
Asurion, LLC
Business Services	First lien(4)	6.75% (Base Rate + 5.25%)	3/31/2015	13,000,000	12,494,497	13,052,234	5.40%
Aspen Dental Management, Inc.
Healthcare Services	First lien(4)	7.72% (Base Rate + 6.00%)	10/6/2016	12,967,500	12,713,475	13,016,128	5.38%
Firefox Merger Sub, LLC (f/k/a Fibertech Networks, LLC)
Telecommunication	First lien(4)	6.75% (Base Rate + 5.00%)	11/30/2016	12,000,000	11,821,633	12,240,000	5.06%
Airvana Network Solutions Inc.
Software	First lien(3)	11.00% (Base Rate + 9.00%)	8/27/2014	11,833,333	11,611,357	11,890,039	4.92%
Mailsouth, Inc.
Media	First lien(4)	7.00% (Base Rate + 3.75%)	12/14/2016	12,000,000	11,820,000	11,880,000	4.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2010

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Merge Healthcare Inc.
Healthcare Services	First lien(3)	11.75%	5/1/2015	$11,000,000	$10,808,642	$11,770,000	4.87%
Merrill Communications LLC
Business Services	First lien(3)	8.50% (Base Rate + 6.50%)	12/22/2012	11,421,788	9,332,773	11,393,234	4.71%
PODS Holding Funding Corp.
Consumer Services	Subordinated	16.64%	12/23/2015	11,664,000	10,137,299	10,117,351	4.18%
Vertafore, Inc
Software	Second lien(3)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,901,457	10,106,250	4.18%
CHG Companies, Inc.
Healthcare Services	Second lien(3)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,804,011	9,900,000	4.09%
First Data Corporation
Business Services	First lien(3)	3.01% (Base Rate + 2.75%)	9/24/2014	10,646,143	7,932,011	9,842,273	4.07%
Focus Brands, Inc.
Franchises	First lien(4)	7.25% (Base Rate + 5.50%)	11/5/2016	9,181,818	9,091,224	9,285,114	3.84%
Sunquest Information Systems, Inc.
Healthcare Services	Second lien	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,820,000	9,000,000	3.72%
Mach Gen, LLC
Power Generation	Second lien	7.79% (Base Rate + 7.50%)	2/22/2015	11,145,736	8,580,242	7,803,431	3.23%
SSI Investments II Limited
Education	Subordinated(3)	11.13%	6/1/2018	7,000,000	7,064,923	7,630,000	3.15%
Hyland Software, Inc.
Software	First lien(4)	6.75% (Base Rate + 5.00%)	12/19/2016	7,500,000	7,425,000	7,528,125	3.11%
Wyle Services Corporation
Federal Services	First lien(4)	7.75% (Base Rate + 5.75%)	3/25/2016	7,481,234	7,508,583	7,509,290	3.10%
RGIS Services, LLC
Business Services	First lien(3)	2.80% (Base Rate + 2.50%)	4/30/2014	7,394,480	5,807,941	6,913,839	2.86%
Kronos Incorporated
Software	Second lien(3)	6.05% (Base Rate + 5.75%)	6/11/2015	6,700,000	5,041,455	6,563,206	2.71%
Alion Science and Technology Corporation
Federal Services	First lien(3)	12.00%	11/1/2014	6,073,149	5,392,607	6,273,057	2.59%
Bartlett Holdings, Inc.
Industrial Services	First lien(4)	6.75% (Base Rate + 5.00%)	11/23/2016	6,000,000	5,940,644	6,037,500	2.50%
Ozburn-Hessey Holding Company LLC
Logistics	Second lien	10.50% (Base Rate + 8.50%)	10/8/2016	6,000,000	5,874,951	5,985,000	2.47%
Vision Solutions, Inc.
Software	First lien(4)	7.75% (Base Rate + 6.00%)	7/23/2016	5,775,000	5,662,174	5,753,344	2.38%
LVI Services Inc
Industrial Services	First lien(3)	9.25% (Base Rate + 7.50%)	3/31/2014	5,162,883	4,304,472	4,388,450	1.81%
Stratus Technologies, Inc.
Information Technology	First lien	12.00%	3/29/2015	5,000,000	4,796,989	4,225,000	1.75%
ATI Acquisition Company
Education	First lien(3)	8.25% (Base Rate + 5.99%)	12/30/2014	4,455,000	4,304,106	4,076,325	1.68%
Physiotherapy Associates, Inc. / Benchmark Medical, Inc.
Healthcare Facilities	First lien(3)	7.50% (Base Rate + 4.25%)	6/28/2013	3,823,549	3,063,441	3,594,136	1.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2010

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Brickman Group Holdings, Inc.
Business Services	First lien(4)	7.25% (Base Rate + 5.50%)	10/14/2016	$3,000,000	$3,035,496	$3,042,501	1.26%
Datatel, Inc
Software	Second lien(3)	10.25% (Base Rate + 8.25%)	12/9/2016	2,000,000	1,964,077	2,042,500	0.84%
Applied Systems, Inc.
Software	Second lien	9.25% (Base Rate + 7.75%)	6/8/2017	2,000,000	1,980,093	2,009,166	0.83%

Total United States				$448,304,832	$414,101,973	$436,749,053	180.53%

Total Funded Debt Investments				$452,782,332	$418,459,124	$441,495,203	182.49%

Equity—United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares	—	—	103,050	$47,063	$45,149
	Preferred shares	—	—	23,450	10,710	10,274

					57,773	55,423	0.02%

Total Shares					$57,773	$55,423	0.02%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants(3)	—	—	6,000	$292,851	$283,698	0.12%
Learning Care Group (US), Inc.
Education	Warrants	—	—	845	193,850	193,742	0.08%

Total Warrants					$486,701	$477,440	0.20%

Total Funded Investments					$419,003,598	$442,028,066	182.71%

Unfunded Debt Investments—United States
Education Management LLC
Education	First lien(1)	—	6/1/2012	$3,000,000	$(1,215,000)	$(217,500)	(0.09)%
Kronos Incorporated
Software	First lien(1)	—	6/11/2013	4,198,500	(629,775)	(346,376)	(0.14)%
RGIS Services, LLC
Business Services	First lien(1)	—	4/30/2013	5,000,000	(2,850,000)	(406,350)	(0.17)%

Total Unfunded Debt Investments				$12,198,500	$(4,694,775)	$(970,226)	(0.40)%

Total Investments					$414,308,823	$441,057,840	182.31%

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2010

December 31, 2010
Investment Type	Percent of Total Investments at Fair Value
First lien	72.83%
Second lien	22.43%
Subordinated	4.62%
Equity and other	0.12%

Total investments	100.00%

December 31, 2010
Industry Type	Percent of Total Investments at Fair Value
Software	25.37%
Healthcare Services	21.50%
Business Services	13.98%
Federal Services	7.21%
Education	7.14%
Consumer Services	5.71%
Healthcare Information Technology	3.17%
Telecommunication	2.77%
Media	2.69%
Industrial Services	2.36%
Franchises	2.11%
Power Generation	1.77%
Logistics	1.36%
Energy	1.08%
Information Technology	0.97%
Healthcare Facilities	0.81%

Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statement of Assets and Liabilities

December 31, 2011

Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $144,355,856)	$145,486,821

Total assets	$145,486,821

Net assets
Common stock, par value $0.01 per share 10,697,691 shares issued and outstanding	106,977
Paid in capital in excess of par	144,248,879
Accumulated undistributed realized gains	286,307
Net unrealized appreciation (depreciation)	844,658

Total net assets	$145,486,821

Number of shares outstanding	10,697,691
Net asset value per share	$13.60

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

May 19, 2011 (commencement of operations) to December 31, 2011

Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$13,436,693
Other income	231,919
Total expenses	(5,323,309)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	8,345,303
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Realized gains on investments	1,141,018
Net change in unrealized (depreciation) appreciation of investments	(5,375,862)

Realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(4,234,844)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	4,110,459

Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	6,220,520
Net increase in net assets resulting from operations	$10,330,979

Basic earnings per share	$0.97
Weighted average shares of common stock outstanding—basic (See Note 12)	10,697,691
Diluted earnings per share	$0.38
Weighted average shares of common stock outstanding—diluted (See Note 12)	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

May 19, 2011 (commencement of operations) to December 31, 2011

Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$8,345,303
Realized gains on investments	1,141,018
Net change in unrealized (depreciation) appreciation of investments	(5,375,862)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	4,110,459
Unrealized appreciation (depreciation) in New Mountain Finance Holdings, L.L.C. resulting from public offering price	6,220,520

Total net increase in net assets resulting from operations	10,330,979

Capital transactions
Proceeds from shares sold	129,864,996
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(3,998,597)
Contributions from exchanged shares	18,489,457
Dividends paid	(9,200,014)

Total net increase in net assets resulting from capital transactions	135,155,842

Net increase in net assets	145,486,821
Net assets at beginning of period	—

Net assets at end of period	$145,486,821

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

May 19, 2011 (commencement of operations) to December 31, 2011

Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,330,979
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash used in operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(8,345,303)
Realized and unrealized loss allocated from New Mountain Finance Holdings, L.L.C.	4,234,844
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	(6,220,520)
(Increase) decrease in operating assets:
Purchase of investment	(129,864,996)
Distributions from New Mountain Finance Holdings, L.L.C.	9,200,014

Net cash flows used in operating activities	(120,664,982)

Cash flows from financing activities:
Proceeds from shares sold	129,864,996
Dividends paid	(9,200,014)

Net cash flows provided by financing activities	120,664,982

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$—

Non-cash financing activities:
New Mountain Guardian Partners, L.P. exchange of Operating Company units for shares	$18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	$(3,998,597)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

December 31, 2011

Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $290,847,952)	$275,014,997

Total assets	$275,014,997

Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	1
Paid in capital in excess of par (see Note 10)	292,383,201
Distributions in excess of net investment income and realized gains (see Note 10)	(994,034)
Net unrealized (depreciation) appreciation	(16,374,171)

Total net assets	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

May 19, 2011 (commencement of operations) to December 31, 2011

Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$25,399,498
Other income	438,399
Total expenses	(10,062,692)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	15,775,205
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Realized gains on investments	2,156,878
Net change in unrealized (depreciation) appreciation of investments	(10,162,038)

Realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(8,005,160)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	7,770,045

Unrealized (depreciation) appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	(6,212,133)
Net increase in net assets resulting from operations	$1,557,912

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

May 19, 2011 (commencement of operations) to December 31, 2011

Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$15,775,205
Realized gains on investments	2,156,878
Net change in unrealized (depreciation) appreciation of investments	(10,162,038)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	7,770,045
Unrealized (depreciation) appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	(6,212,133)

Net increase in net assets resulting from operations	1,557,912

Capital transactions
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(7,558,581)
Contributions from exchanged shares	298,406,533
Dividends paid	(17,390,867)

Total net increase in net assets resulting from capital transactions	273,457,085

Net increase in net assets	275,014,997
Net assets at beginning of period	—

Net assets at end of period	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

May 19, 2011 (commencement of operations) to December 31, 2011

Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,557,912
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash used in operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(15,775,205)
Realized and unrealized loss allocated from New Mountain Finance Holdings, L.L.C.	8,005,160
Unrealized depreciation (appreciation) in New Mountain Finance Holdings, L.L.C. resulting from public offering price	6,212,133
(Increase) decrease in operating assets:
Distributions from New Mountain Finance Holdings, L.L.C.	17,390,867

Net cash flows used in operating activities	17,390,867

Cash flows from financing activities:
Dividends paid	(17,390,867)

Net cash flows provided by financing activities	(17,390,867)

Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—

Cash and cash equivalents at the end of the period	$—

Non-cash financing activities:
New Mountain Guardian AIV, L.P. contribution of New Mountain Finance Holdings, L.L.C units for shares of New Mountain Finance AIV Holdings, L.L.C.	$298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	$(7,558,581)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation

December 31, 2011

        The information in these combined notes to the financial statements relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, "we", "us", "our" or the "Companies"). Information that relates to an individual registrant will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other registrants other than itself.

Note 1. Formation and Business Purpose

        New Mountain Finance Holdings, L.L.C. ("NMF Holdings", the "Operating Company" or the "Master Fund") is a Delaware limited liability company. NMF Holdings is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, NMF Holdings is obligated to comply with certain regulatory requirements. NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2011. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

        New Mountain Finance Corporation ("New Mountain Finance") is a Delaware corporation that was originally incorporated on June 29, 2010. New Mountain Finance is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, New Mountain Finance is obligated to comply with certain regulatory requirements. New Mountain Finance intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code") commencing with its taxable year ended December 31, 2011.

        New Mountain Finance AIV Holdings Corporation ("AIV Holdings") is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings' sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 1. Formation and Business Purpose (Continued)

intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ended December 31, 2011.

        On May 19, 2011, New Mountain Finance priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with New Mountain Finance's IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

        New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in NMF Holdings. New Mountain Finance and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which New Mountain Finance and AIV Holdings were admitted as members of NMF Holdings. New Mountain Finance acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of NMF Holdings (the number of units are equal to the number of shares of New Mountain Finance's common stock sold in the IPO and the Concurrent Private Placement). Additionally, New Mountain Finance received units of NMF Holdings equal to the number of shares of common stock of New Mountain Finance issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of New Mountain Finance's common stock on a one-for-one basis.

        As of December 31, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

        The current structure was designed to generally prevent New Mountain Finance from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings. The result is that any distributions made to New Mountain Finance's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 1. Formation and Business Purpose (Continued)

        The diagram below depicts our current organizational structure.

        NMF Holdings' investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, NMF Holdings' investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies

        Basis of accounting—The Companies' financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). NMF Holdings consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF"). New Mountain Finance and AIV Holdings do not consolidate the Operating Company. New Mountain Finance and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in the Operating Company. New Mountain Finance and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of New Mountain Finance and AIV Holdings with a clearer depiction of their investment in the Master Fund.

        The Companies' financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for all periods presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Operating Company's portfolio investments are not consolidated in the financial statements.

        The Companies' financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Articles 6 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements have been included.

        Investments—The Operating Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Operating Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Operating Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Operating Company's Consolidated Statements of Operations as "Realized gains (losses) on investments".

        The Operating Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Operating Company's board of directors is ultimately and solely responsible for determining the fair value of the its portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Operating Company's quarterly valuation procedures are set forth in more detail below:

  (1)
  Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

  (2)
  Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

    determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.

    a.
    Bond quotes are obtained through independent pricing services. Analytics are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

    b.
    For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

    i.
    Investments for which more than two quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

    ii.
    Investments for which one or two quotes are received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

  (3)
  Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

  a.
  Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;

  b.
  Preliminary valuation conclusions will then be documented and discussed with the Operating Company's senior management;

  c.
  If an investment falls into (3) above for four consecutive quarters and if the investment's par value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

  d.
  Also, when deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

        Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private securities to peer companies that are public, the nature of and the realizable value of any collateral, the portfolio company's earnings, discounted cash flows, the ability to make payments,

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

the markets in which the portfolio company conducts business, and other relevant factors, including available market data such as relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; comparable merger and acquisition transactions; and the principal market and enterprise values. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

        The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of NMF Holdings' investments may fluctuate from period to period.

        New Mountain Finance and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. New Mountain Finance's and AIV Holdings' investments in the Operating Company are carried at fair value and represent the respective pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. New Mountain Finance and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

        See Note 3, Investments, for further discussion relating to investments.

        Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Companies define cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. Generally, these securities have original maturities of three months or less.

Revenue recognition

        The Operating Company's revenue recognition policies are as follows:

          Sales and paydowns of investments:     Realized gains and losses on investments are determined on the specific identification method.

          Interest income:     Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Operating Company has loans in the portfolio that contain a payment-in-kind ("PIK") provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

          Non-accrual income:    Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

          Other income:    Other income represents delayed compensation and miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.

        New Mountain Finance's and AIV Holdings' revenue recognition policies are as follows:

          Revenue, expenses, and capital gains (losses):     At each quarterly valuation date, the Operating Company's investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to New Mountain Finance and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on New Mountain Finance's and AIV Holdings' Statements of Operations. New Mountain Finance used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, New Mountain Finance experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between New Mountain Finance's IPO price of $13.75 per unit and the actual net asset value per unit. This unrealized appreciation and unrealized depreciation is shown separately on the Statements of Operations of New Mountain Finance and AIV Holdings, respectively.

          All expenses, including those of New Mountain Finance and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to New Mountain Finance and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. New Mountain Finance and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

          With respect to the expenses incident to any registration of shares of New Mountain Finance's common stock issued in exchange for units of the Operating Company, AIV Holdings is responsible for the expenses of any demand registration (including underwriters' discounts or commissions) and their pro-rata share of any "piggyback" registration expenses. No shares have been exchanged since formation.

        Interest and other credit facility expenses—Interest and other credit facility fees are recorded on an accrual basis by the Operating Company. See Note 7, Borrowing Facilities, for details.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

        Deferred credit facility costs—The deferred credit facility costs of the Operating Company consist of capitalized expenses related to the origination of the Operating Company's existing credit facilities. The Operating Company amortizes these costs into expense using the straight-line method over the stated life of the related credit facility. See Note 7, Borrowing Facilities, for details.

        Income taxes—NMF Holdings is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues or expenses. NMF Holdings files United States ("U.S.") federal, state, and local income tax returns.

        New Mountain Finance and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under subchapter M of the Code, commencing with the filing of their December 31, 2011 income tax returns. As RICs, New Mountain Finance and AIV Holdings are not subject to federal income tax on the portion of taxable income and gains timely distributed to stockholders; therefore, no provision for income taxes has been recorded.

        To qualify as RICs, New Mountain Finance and AIV Holdings are required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of their respective investment company taxable income, as defined by the Code. Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

        Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

        For federal income tax purposes, distributions paid to stockholders of New Mountain Finance and AIV Holdings are reported as ordinary income, return of capital, long term capital gains or a combination thereof.

        New Mountain Finance and AIV Holdings will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless New Mountain Finance and AIV Holdings distribute, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income earned for the calendar year and (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in the calendar year.

        The Companies have adopted the Income Taxes topic of the Codification ("ASC 740"). ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on their analyses, the Companies have determined that the adoption of ASC 740 did not have a material impact to the Companies' financial statements.

        Dividends—Distributions to common unit holders of NMF Holdings and common stockholders of New Mountain Finance and AIV Holdings are recorded on the record date as set by the respective board of directors. In order for New Mountain Finance and AIV Holdings to pay a dividend or other distribution to holders of their common stock, it must be accompanied by a prior distribution by NMF

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

Holdings to all of its unit holders. NMF Holdings intends to make distributions to its unit holders that will be sufficient to enable New Mountain Finance and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. New Mountain Finance and AIV Holdings intend to distribute approximately all of their portion of NMF Holdings' adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of their portion of NMF Holdings' taxable income on an annual basis, except that New Mountain Finance may retain certain net capital gains for reinvestment.

        Under certain circumstances, the distributions that NMF Holdings makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV, its sole stockholder, out of assets legally available for distribution each quarter.

        NMF Holdings and New Mountain Finance are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by New Mountain Finance and the number of shares of New Mountain Finance's common stock outstanding. New Mountain Finance has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash. Cash distributions reinvested in additional shares of New Mountain Finance's common stock will be automatically reinvested by New Mountain Finance into additional units of NMF Holdings. In addition, AIV Holdings does not intend to reinvest any distributions received from NMF Holdings in additional units of NMF Holdings.

        New Mountain Finance applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is greater than 110.0% of the last determined net asset value of the shares, New Mountain Finance will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of New Mountain Finance's common stock on the New York Stock Exchange ("NYSE") on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If New Mountain Finance uses newly issued shares to implement the plan, New Mountain Finance will receive, on a one-for-one basis, additional units of NMF Holdings in exchange for cash distributions that are reinvested in shares of New Mountain Finance's common stock under the dividend reinvestment plan.

        If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined net asset value of the shares, New Mountain Finance will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 2. Summary of Significant Accounting Policies (Continued)

other charges, of all shares of common stock purchased in the open market. The number of shares of New Mountain Finance's common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of New Mountain Finance's stockholders have been tabulated.

        Foreign securities—The accounting records of the Operating Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Operating Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized (depreciation) appreciation of investments" and "Realized gains on investments" in the Operating Company's Consolidated Statements of Operations.

        Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Operating Company and cannot be predicted.

        Use of estimates—The preparation of the Companies' financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Companies' financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Note 3. Investments

        At December 31, 2011 the Operating Company's investments consisted of the following:

  Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$407,538,564	$410,313,643
Second lien	262,532,416	262,701,495
Subordinated	26,672,980	27,648,951
Equity and other	3,120,824	2,849,471

Total investments	$699,864,784	$703,513,560

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 3. Investments (Continued)

  Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$73,143,286	$76,435,801
Consumer Services	29,357,183	29,764,430
Education	104,237,094	101,794,083
Federal Services	70,665,154	70,674,563
Healthcare Information Technology	14,704,271	14,108,263
Healthcare Products	24,037,614	24,875,000
Healthcare Services	113,200,121	117,544,595
Industrial Services	19,220,188	17,543,793
Information Services	29,516,875	29,626,611
Information Technology	6,570,081	6,249,251
Logistics	25,407,419	24,610,002
Media	11,756,172	11,731,350
Power Generation	9,966,951	8,609,943
Software	153,797,485	155,642,372
Specialty Chemicals and Materials	9,449,821	9,430,359
Telecommunication	4,835,069	4,873,144

Total investments	$699,864,784	$703,513,560

        At December 31, 2010, the Operating Company's investments consisted of the following:

  Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$303,924,269	$321,212,659
Second lien	90,027,745	98,934,554
Subordinated	19,812,335	20,377,764
Equity and other	544,474	532,863

Total investments	$414,308,823	$441,057,840

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 3. Investments (Continued)

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

        As of December 31, 2011, the Operating Company's original first lien position in ATI Acquisition Company was put on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended. As of December 31, 2011, this first lien debt investment had a cost basis of $4,351,747 and a fair value of $783,617. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis and fair value of $1,576,066 as of December 31, 2011. Neither super priority first lien positions are on non-accrual status. As of December 31, 2011, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of $5,927,813 and an aggregate fair value of $2,359,683. As of December 31, 2010, the Operating Company did not have any assets being accounted for on a non-accrual basis.

        As of December 31, 2011, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $22,698,500 and $35,000,000, respectively. Additionally, the Operating Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $4,250,632 as of December 31, 2011. These unfunded commitments are disclosed on the Operating Company's Consolidated Schedules of Investments as of December 31, 2011.

        As of December 31, 2010, the Operating Company's only unfunded commitments were revolving credit facilities of $12,198,500. These revolving credit facilities are disclosed on the Operating Company's Consolidated Schedules of Investments as of December 31, 2010.

        Investment Risk Factor—First and second lien debt that the Operating Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. These loans are

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 3. Investments (Continued)

considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such defaults could reduce the net asset value and income distributions of the Operating Company. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien loans. This illiquidity may make it more difficult to value the debt.

        Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and /or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.

Note 4. Fair Value

        Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"), establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:

  Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Operating Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Operating Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Operating Company holds a large position and a sale could reasonably impact the quoted price.

  Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);

  •
  Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

  •
  Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.

  Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 4. Fair Value (Continued)

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

        The inputs into the determination of fair value require significant judgment or estimation by management and consider factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the reclassification of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the quarter in which the reclassifications occur.

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2011:

	Total	Level I	Level II	Level III
First lien	$410,313,643	$—	$377,172,906	$33,140,737
Second lien	262,701,495	—	214,296,195	48,405,300
Subordinated	27,648,951	—	21,077,500	6,571,451
Equity and other	2,849,471	—	—	2,849,471

Total investments	$703,513,560	$—	$612,546,601	$90,966,959

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2010:

	Total	Level I	Level II	Level III
First lien	$321,212,659	$—	$304,237,325	$16,975,334
Second lien	98,934,554	—	98,934,554	—
Subordinated	20,377,764	—	7,630,000	12,747,764
Equity and other	532,863	—	—	532,863

Total investments	$441,057,840	$—	$410,801,879	$30,255,961

        The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2011, as well as the portion of appreciation (depreciation) included in

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 4. Fair Value (Continued)

income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2011:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$—	$12,747,764	$532,863
Total gains or losses included in earnings:
Realized gains (losses) on investments	1,353,118	—	—	1,353,118	—
Net change in unrealized appreciation (depreciation)	(951,089)	(910,688)	125,000	94,341	(259,742)
Purchases, including capitalized PIK and revolver fundings	105,375,018	31,503,140	67,255,300	4,040,228	2,576,350
Proceeds from sales and paydowns of investments	(12,199,593)	(535,593)	—	(11,664,000)	—
Transfers into Level III(1)	5,833,544	808,544	5,025,000	—	—
Transfers out of Level III(1)	(38,700,000)	(14,700,000)	(24,000,000)	—	—

Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471

Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(1,144,620)	$(910,688)	$125,000	$(99,190)	$(259,742)

(1)
As of December 31, 2011, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

        The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2010, as well as the portion of appreciation (depreciation) included in

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 4. Fair Value (Continued)

income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2010:

	Total	First Lien	Subordinated	Equity and other
Fair value, December 31, 2009	$—	$—	$—	$—
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	146,416	157,678	349	(11,611)
Purchases, including capitalized PIK(1)(2)	30,349,545	17,057,656	12,747,415	544,474
Transfers into Level III(3)	(240,000)	(240,000)	—	—

Fair value, December 31, 2010	$30,255,961	$16,975,334	$12,747,764	$532,863

Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$146,416	$157,678	$349	$(11,611)

(1)
Includes net amortization of purchase discounts or premiums of approximately $184,263, $36,603, $147,660 and $0, respectively.

(2)
The purchases include the purchase of PODS Holding Funding Corporation at the cost of $8,433,541. In accordance with the Companies' valuation policy, this asset was transferred from a Level II investment to a Level III investment during the three months ended September 30, 2010.

(3)
The transfer into Level III represents the transfer of Education Management Corporation at a fair value of ($240,000). In accordance with the Companies' valuation policy, this asset was transferred from a Level II investment to a Level III investment during the three months ended December 31, 2010.

        Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2011 and December 31, 2010. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

        There were no investments classified as Level III as of December 31, 2009.

        The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items.

        Fair value risk factors—The Operating Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 4. Fair Value (Continued)

which the Operating Company's portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Operating Company's investments and/or on the fair value of the Operating Company's investments. The Operating Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Operating Company and thus the income of New Mountain Finance and AIV Holdings, and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Operating Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Note 5. Agreements

        On May 19, 2011, New Mountain Finance entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company pursuant to which New Mountain Finance was admitted as a member of the Operating Company and agreed to acquire from the Operating Company a number of units of the Operating Company equal to the number of shares of common stock outstanding of New Mountain Finance. Additionally on May 19, 2011, in connection with the contribution by Guardian AIV of its units to AIV Holdings, AIV Holdings entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company pursuant to which AIV Holdings was also admitted as a member of the Operating Company.

        The Operating Company entered into an Investment Management Agreement with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Operating Company. For providing these services, the Investment Adviser receives a fee from the Operating Company, consisting of two components—a base management fee and an incentive fee.

        The base management fee is calculated at an annual rate of 1.75% of the Operating Company's gross assets less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Operating Company's gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 5. Agreements (Continued)

interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2011), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

        Under GAAP, New Mountain Finance's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company's investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").

        Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of the Operating Company's net assets at the end of the immediately preceding calendar quarter, will be compared to a "hurdle rate" of 2.0% per quarter (8.0% annualized), subject to a "catch-up" provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Operating Company's incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

  •
  No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2.0% (the "preferred return" or "hurdle").

  •
  100.0% of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the "catch-up". The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 5. Agreements (Continued)

    when the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

  •
  20.0% of the amount of the Operating Company's Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

        The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Operating Company's Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

        In accordance with GAAP, NMF Holdings accrues a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year. No accrual was required for the period from May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011.

        The management fee and incentive fee incurred by the Operating Company were $4,938,004 and $3,522,330 for the period from May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011. The Operating Company's Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occurred at the IPO date. This statement begins on May 19, 2011, the effective date of the Investment Management Agreement.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 5. Agreements (Continued)

        The following Statement of Operations for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect this step-up to fair market value.

	Period from May 19, 2011 to December 31, 2011	Adjustments	Adjusted Period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836,191	$(2,019,153)	$36,817,038
Other income	670,318		670,318

Total investment income	39,506,509	(2,019,153)	37,487,356

Total expenses pre-incentive fee	11,863,671		11,863,671

Pre-Incentive Fee Net Investment Income	27,642,838	(2,019,153)	25,623,685

Incentive fee	3,522,330		3,522,330

Post-Incentive Fee Net Investment Income	24,120,508	(2,019,153)	22,101,355

Realized gain (loss) on investments	3,297,896	(2,421,518)	876,378
Net change in unrealized (depreciation) appreciation of investments	(15,537,900)	4,440,671	(11,097,229)

Net decrease in capital resulting from operations	$11,880,504		$11,880,504

        The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies' financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies' expenses, and watches the performance of administrative and professional services rendered by others. NMF Holdings will reimburse the Administrator for the Companies' allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expenses and management and incentive fees) has been capped at $3,000,000 for the time period from April 1, 2011 to March 31, 2012.

        The Operating Company incurred $2,185,765 in expenses in excess of the expense cap for the year ended December 31, 2011, of which $369,017 was receivable from affiliate as of December 31, 2011.

        The Companies, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the New Mountain and the New Mountain

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 5. Agreements (Continued)

Finance names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Companies, the Investment Adviser and the Administrator will have a right to use the New Mountain and New Mountain Finance names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Operating Company. Other than with respect to this limited license, the Companies, the Investment Adviser and the Administrator will have no legal right to the New Mountain or the New Mountain Finance names.

        AIV Holdings entered into a Registration Rights Agreement with New Mountain Finance, Steven B. Klinsky (the Chairman of our board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require New Mountain Finance to register for public resale under the Securities Act of 1933, as amended (the "Securities Act of 1933"), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of New Mountain Finance's common stock issued or issuable in exchange for units and any other shares of New Mountain Finance's common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to "piggyback", or include their own registrable securities in such a registration.

        AIV Holdings and the Investment Adviser may require New Mountain Finance to use its reasonable best efforts to register under the Securities Act of 1933 all or any portion of these registerable securities upon a "demand request". The demand registration rights are subject to certain limitations.

        The Registration Rights Agreement includes limited blackout and suspension periods. In addition, AIV Holdings and the Investment Adviser may also require New Mountain Finance to file a shelf registration statement on Form N-2 for the resale of their registerable securities if New Mountain Finance is eligible to use Form N-2 at that time.

        Holders of registerable securities have "piggyback" registration rights, including AIV Holdings, which means that these holders may include their respective shares in any future registrations of New Mountain Finance's equity securities, whether or not that registration relates to a primary offering by New Mountain Finance or a secondary offering by or on behalf of any of New Mountain Finance's stockholders. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have priority over New Mountain Finance in any registration that is an underwritten offering.

        AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) will be responsible for the expenses of any demand registration (including underwriters' discounts or commissions) and their pro-rata share of any "piggyback" registration. New Mountain Finance has agreed to indemnify AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) with respect to liabilities resulting from untrue statements or omissions in any registration statement

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 5. Agreements (Continued)

filed pursuant to the Registration Rights Agreement, other than untrue statements or omissions resulting from information furnished to New Mountain Finance by such parties. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have also agreed to indemnify New Mountain Finance with respect to liabilities resulting from untrue statements or omissions furnished by them to New Mountain Finance relating to them in any registration statement.

Note 6. Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties. New Mountain Finance and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2011, New Mountain Finance and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

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

        The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies' chief financial officer and chief compliance officer and their respective staffs.

        The Companies, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name "New Mountain" and "New Mountain Finance".

        The Companies have adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 6. Related Parties (Continued)

        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with NMF Holdings' investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for NMF Holdings and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Operating Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser's allocation procedures.

        Concurrently with the IPO, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Note 7. Borrowing Facilities

        Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the "Holdings Credit Facility") among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160,000,000. Under the original terms of the Holdings Credit Facility, the Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, subject to approval by Wells Fargo Bank, National Association. On October 27, 2011, NMF Holdings entered into a second amendment to the Holdings Credit Facility, which permitted NMF Holdings to borrow up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of NMF Holdings on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

        The Operating Company became a party to the Holdings Credit Facility upon the IPO of New Mountain Finance. The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the "Predecessor Credit Facility"). The Predecessor Credit Facility consisted of two separate facilities. First, the Loan and Security Agreement dated October 21, 2009 among New Mountain Guardian (Leveraged), L.L.C. as the Collateral Manager, New Mountain Guardian Debt Funding, L.L.C. as the Borrower, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 7. Borrowing Facilities (Continued)

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

        The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of LIBOR plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $2,043,267 and $607,972, respectively, for the year ended December 31, 2011. Interest expense and non-usage fees were $2,248,078 and $320,848, respectively, for the year ended December 31, 2010. Interest expense and non-usage fees were $420,723 and $51,966, respectively, for the year ended December 31, 2009. The weighted average interest rate for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was 3.2%, 3.3% and 3.2%, respectively. The average debt outstanding for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 was $61,560,781, $68,343,217 and $65,014,057, respectively. The outstanding balance as of December 31, 2011, December 31, 2010 and December 31, 2009 was $129,037,813, $59,696,938 and $77,744,675, respectively. As of December 31, 2011 and December 31, 2010, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

        SLF Credit Facility—The Operating Company's senior loan fund's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175,000,000. The SLF Credit Facility is non-recourse to NMF Holdings and is secured by all assets owned by NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

        The SLF Credit Facility permits borrowings of up to 67.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association. Due to a fifth amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 7. Borrowing Facilities (Continued)

        The SLF Credit Facility bears interest at a rate of LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $3,368,867 and $94,500, respectively, for the year ended December 31, 2011. For the period October 7, 2010 (commencement of NMF SLF operations) through December 31, 2010, interest expense and non-usage fees for the SLF Credit Facility were $127,325 and $66,301, respectively. The weighted average interest rate for the year ended December 31, 2011 for the facility was 2.5%. The weighted average interest rate for the period October 7, 2010 (commencement of NMF SLF operations) through December 31, 2010 for each facility was 2.5%. The average debt outstanding for the years ended December 31, 2011 and December 31, 2010 was $133,824,553 and $27,672,121, respectively. The SLF Credit Facility did not exist for the full year ended December 31, 2010 and did not exist in the year ended December 31, 2009. The outstanding balance as of December 31, 2011 and December 31, 2010 was $165,928,000 and $56,936,000, respectively. As of December 31, 2011 and December 31, 2010, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

        Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility are representative of market. Additionally, both facilities have recently been amended and restated, and therefore examined by both the borrower and the lender.

        Leverage risk factors—The Operating Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Operating Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Operating Company's unit holders, and therefore New Mountain Finance's common stockholders, and the Operating Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Operating Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Operating Company's net asset value. Similarly, leverage may cause a sharper decline in the Operating Company's income than if the Operating Company had not borrowed. Such a decline could negatively affect the Operating Company's ability to make dividend payments to its unit holders. Leverage is generally considered a speculative investment technique. The Operating Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

Note 8. Regulation

        New Mountain Finance and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under Subchapter M of the Code, commencing with the filing of their December 31, 2011 income tax returns. In order to qualify as RICs, among other things, New Mountain Finance and AIV Holdings are required to timely distribute to their stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. New Mountain Finance and AIV Holdings, among other things, intend to make and continue to make the

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 8. Regulation (Continued)

requisite distributions to their stockholders, which will generally relieve New Mountain Finance and AIV Holdings from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code). However, under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV.

        Additionally as BDCs, the Companies must not acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

        In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of December 31, 2011, NMF Holdings had unfunded commitments on revolving credit facilities of $22,698,500, outstanding bridge financing commitments of $35,000,000 and other future funding commitments of $4,250,632, all of which are disclosed on NMF Holdings' Consolidated Schedule of Investments. As of December 30, 2010, the Operating Company had $12,198,500 in unfunded revolving credit facilities and no other unfunded future funding commitments.

        The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of December 31, 2011. See Note 7, Borrowing Facilities, for details.

        The Operating Company may from time to time enter into financing commitment letters. As of December 31, 2011 and December 31, 2010, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Distributions

        Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2011, New Mountain Finance did not have any reclassifications of amounts for book purposes arising from permanent book/tax differences. During the year ended December 31, 2011,

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 10. Distributions (Continued)

AIV Holdings had reclassifications of amounts for book purposes arising from permanent book/tax differences related to consent dividends.

	New Mountain Finance	AIV Holdings
Accumulated net investment income (loss)	$—	$(1,535,250)
Accumulated net realized gains (losses) on investments	—	—
Additional paid-in-capital	—	1,535,250

        For federal income tax purposes, distributions paid to stockholders of New Mountain Finance and AIV Holdings are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by New Mountain Finance and AIV Holdings for the year ended December 31, 2011 were estimated to be as follows:

	New Mountain Finance	AIV Holdings
Ordinary income(a)	$8,944,135	$14,694,056
Capital gains	255,879	2,696,811
Return of capital	—	—

Total	$9,200,014	$17,390,867

(a)
Ordinary income is reported on Form 1099-DIV as non-qualified.

        As of December 31, 2011, the costs of investments for New Mountain Finance and AIV Holdings for tax purposes were $144,377,789 and $275,360,096, respectively.

        At December 31, 2011, the components of distributable earnings on a tax basis differ from the amounts reflected per New Mountain Finance's and AIV Holdings' respective Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of New Mountain Finance's and AIV Holdings' respective investment in New Mountain Finance Holdings, L.L.C. and undistributed income.

        As of December 31, 2011, the components of accumulated earnings / (deficit) on a tax basis were as follows:

	New Mountain Finance	AIV Holdings
Accumulated capital gains / (losses)	$—	$—
Other temporary differences	—	—
Undistributed ordinary income	65,789	1,778,113
Unrealized (appreciation) / depreciation	822,725	(886,315)

Components of distributable earnings	$888,514	$891,798

        New Mountain Finance and AIV Holdings are subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless New Mountain Finance and AIV Holdings distribute, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of their

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 10. Distributions (Continued)

respective net ordinary income earned for the calendar year and (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2011, both New Mountain Finance and AIV Holdings have no accrued estimated excise taxes.

Note 11. Stockholders' Equity

        The table below illustrates the effect of certain transactions on the capital accounts of New Mountain Finance:

	Common Stock				Accumulated Undistributed Realized Gains
			Paid in Capital in Excess of Par	Dividends Paid		Net Unrealized Appreciation	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock in the IPO(1)	7,272,727	72,727	99,927,269	—	—	—	99,999,996
Issuances of common stock in private placement(2)	2,172,000	21,720	29,843,280	—	—	—	29,865,000
Issuances of common stock to New Mountain Guardian Partners, L.P.(3)	1,252,964	12,530	18,476,927	—	—	—	18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(3,998,597)	—	—	—	(3,998,597)
Dividends paid	—	—	—	(9,200,014)	—	—	(9,200,014)
Net increase in stockholders' equity resulting from operations	—	—	—	—	9,486,321	844,658	10,330,979

Balance at December 31, 2011	10,697,691	$106,977	$144,248,879	$(9,200,014)	$9,486,321	$844,658	$145,486,821

(1)
On May 19, 2011, New Mountain Finance priced its IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share.

(2)
Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, New Mountain Finance sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

(3)
On May 19, 2011, New Mountain Finance issued 1,252,964 shares of common stock to New Mountain Guardian Partners, L.P. for their respective ownership interest in the Predecessor Entities.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 11. Stockholders' Equity (Continued)

        The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

					Distributions in Excess of Net Investment Income and Realized Gains
	Common Stock
			Paid in Capital in Excess of Par	Dividends Paid		Net Unrealized Depreciation	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock to New Mountain Guardian AIV, L.P.(1)	100	1	298,406,532	—	—	—	298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(7,558,581)	—	—	—	(7,558,581)
Dividends paid	—	—	—	(17,390,867)	—	—	(17,390,867)
Net increase in stockholders' equity resulting from operations	—	—	—	—	17,932,083	(16,374,171)	1,557,912
Tax reclassifications related to consent dividends (See Note 10)	—	—	1,535,250	—	(1,535,250)	—	—

Balance at December 31, 2011	100	$1	$292,383,201	$(17,390,867)	$16,396,833	$(16,374,171)	$275,014,997

(1)
On May 19, 2011, AIV Holdings issued 100 shares of common stock to New Mountain Guardian AIV, L.P. for their respective ownership interest in the Predecessor Entities.

Note 12. Earnings Per Share

        The following information sets forth the computation of basic and diluted net increase in New Mountain Finance's net assets per share resulting from operations for the period May 19, 2011 to December 31, 2011:

May 19, 2011 (commencement of operations) to December 31, 2011
Numerator for basic earnings per share:	$10,330,979
Denominator for basic weighted average share:	10,697,691

Basic earnings per share:	$0.97

Numerator for diluted earnings per share(a):	$11,880,504
Denominator for diluted weighted average share(b):	30,919,629

Diluted earnings per share:	$0.38

(a)
Includes full income at the Operating Company for the period. New Mountain Finance's unrealized appreciation in the Operating Company resulting from the IPO is netted

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 12. Earnings Per Share (Continued)

  against AIV Holdings' unrealized depreciation in the Operating Company resulting from the IPO.

(b)
Assumes AIV Holdings exchanges its units in the Operating Company for public shares of New Mountain Finance on May 19, 2011 (see Note 1, Formation and Business Purpose).

Note 13. Financial Highlights

        The following information sets forth the financial highlights for the Operating Company for the respective years ended December 31.

				Period from October 29, 2008 (commencement of operations) to December 31, 2008
	Year ended December 31,
	2011	2010	2009
Total return based on net asset value(a)	10.09%	26.54%	76.38%	NM
Average net assets for the period	$361,030,642	$245,951,174	$195,467,257	$7,249,648
Ratio to average net assets:
Net investment income	10.67%	15.23%	10.44%	9.44	%(b)
Total expenses (gross)	5.59%	1.59%	0.72%	—%
Total expenses (net of reimbursable expenses)	4.99%	1.59%	0.72%	—%
Net assets, end of year	$420,501,818	$241,927,261	$239,440,683	$30,353,903
Average debt outstanding—Holdings Credit Facility	$61,560,781	$68,343,217	$65,014,057	N/A
Average debt outstanding—SLF Credit Facility	$133,824,553	$27,672,121	N/A	N/A
Weighted average shares outstanding	30,919,629	N/A	N/A	N/A
Asset coverage ratio	242.56%	307.43%	407.98%	N/A
Portfolio turnover	42.13%	76.69%	57.50%	0.22%

(a)
For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to New Mountain Finance's IPO date, total return is calculated based on net income over weighted average net assets and (2) from New Mountain Finance's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on New Mountain Finance's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

(b)
Ratio to average net assets has been annualized.

NM—Total return from commencement of operations through December 31, 2008 was deemed not meaningful due to the scaling of operations during this short time period.

N/A—Not applicable.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 13. Financial Highlights (Continued)

May 19, 2011 to December 31, 2011(a)
Per unit data for the Operating Company:
Net asset value, May 19, 2011	$14.08
Net investment income	0.78
Net realized and unrealized loss	(0.40)
Dividends paid	(0.86)

Net decrease in net assets resulting from operations	(0.48)
Net asset value, December 31, 2011	$13.60

(a)
Data presented from May 19, 2011 forward as the Operating Company became unitized on that date, the IPO date.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 13. Financial Highlights (Continued)

        The following information sets forth the financial highlights for New Mountain Finance for the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized.

Period ended December 31, 2011
Per share data:
Net asset value, beginning of period	$13.50
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.78
Net realized and unrealized gain (loss)	(0.40)

Total net increase	0.38
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	0.58
Dividends paid	(0.86)

Net asset value, end of period	$13.60

Per share market value, end of period	$13.41

Total return based on market value(a)	4.16%
Total return based on net asset value(b)	2.82%
Average net assets for the period	$147,765,945
Ratio to average net assets:
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	5.79%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.08%

(a)
Total return is calculated assuming a purchase of common stock at IPO and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under New Mountain Finance's dividend reinvestment plan.

(b)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 13. Financial Highlights (Continued)

        The following information sets forth the financial highlights for AIV Holdings for the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized.

Period Ended December 31, 2011
Total return based on net asset value(a)	(5.44)%
Average net assets for the period	$279,323,246
Ratio to average net assets:
Total expenses	5.79%
Net investment income	9.08%

(a)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 14. Selected Quarterly Financial Data (unaudited)

        The below selected quarterly financial data is for the Operating Company.

  (in thousands except for per share data)

	Investment Income		Net Investment Income		Total Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Capital Resulting from Operations
Quarter Ended	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2011	$17,127	$0.55	$9,541	$0.31	$8,316	$0.27	$17,857	$0.58
September 30, 2011	15,069	0.49	10,002	0.32	(21,255)	(0.68)	(11,253)	(0.36)
June 30, 2011	13,116	0.42	9,554	0.31	(899)	(0.03)	8,655	0.28
March 31, 2011	11,212	N/A	9,429	N/A	6,990	N/A	16,419	N/A
December 31, 2010	$9,820	N/A	$8,335	N/A	$7,978	N/A	$16,313	N/A
September 30, 2010	13,881	N/A	13,145	N/A	5,560	N/A	18,705	N/A
June 30, 2010	8,597	N/A	7,777	N/A	(5,349)	N/A	2,428	N/A
March 31, 2010	9,077	N/A	8,208	N/A	18,138	N/A	26,346	N/A
December 31, 2009	$7,617	N/A	$6,617	N/A	$1,617	N/A	$8,234	N/A
September 30, 2009	6,148	N/A	6,030	N/A	33,709	N/A	39,739	N/A
June 30, 2009	5,092	N/A	4,877	N/A	42,562	N/A	47,439	N/A
March 31, 2009	2,910	N/A	2,883	N/A	27,385	N/A	30,268	N/A

N/A—Not applicable, as the Operating Company was not unitized until May 19, 2011.

        The below selected quarterly financial data is for New Mountain Finance.

  (in thousands)

	Net Investment Income allocated from NMF Holdings		Total Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Capital Resulting from Operations
Quarter Ended	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2011	$3,301	$0.31	$2,877	$0.27	$6,178	$0.58
September 30, 2011	3,460	0.32	(7,353)	(0.68)	(3,893)	(0.36)
June 30, 2011	1,584	0.15	6,462	0.60	8,046	0.75
March 31, 2011	N/A	N/A	N/A	N/A	N/A	N/A

N/A—Not applicable, as New Mountain Finance did not commence operations until May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 14. Selected Quarterly Financial Data (unaudited) (Continued)

        The below selected quarterly financial data is for AIV Holdings.

  (in thousands)

Quarter Ended	Net Investment Income allocated from NMF Holdings	Total Net Realized and Unrealized Gains (Losses)	Net Increase (Decrease) in Capital Resulting from Operations
December 31, 2011	$6,240	$5,439	$11,679
September 30, 2011	6,542	(13,902)	(7,360)
June 30, 2011	2,994	(5,755)	(2,761)
March 31, 2011	N/A	N/A	N/A

N/A—Not applicable, as AIV Holdings did not commence operations until May 19, 2011.

Note 15. Recent Accounting Standards Updates

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders' equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity's net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The Companies are currently assessing the impact that adoption of ASU 2011-04 will have on the financial statements.

Note 16. Subsequent Events

        On February 23, 2012, AIV Holdings' board of directors and the sole stockholder of AIV Holdings approved an Amended and Restated Certificate of Incorporation of AIV Holdings, which reduced the

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2011

Note 16. Subsequent Events (Continued)

total amount of shares of all classes of capital stock which AIV Holdings will have the authority to issue to 100 shares of common stock, par value $0.01 per share.

        On March 7, 2012, the Operating Company's board of directors, and subsequently New Mountain Finance's board of directors, declared a first quarter 2012 distribution of $0.32 per unit/share payable on March 30, 2012 to holders of record as of March 15, 2012. As of this record date, New Mountain Finance and AIV Holdings own 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and therefore will receive a total dividend of $3,423,261 and $6,471,020, respectively. Subsequently, AIV Holdings' board of directors declared a total dividend of $6,471,020 payable on March 30, 2012 to holders of record as of March 15, 2012.

        The terms "we", "us", "our" and the "Companies" refers to the collective:    New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        As of December 31, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)
Changes in Internal Controls Over Financial Reporting

        Management has not identified any change in the Companies' internal control over financial reporting that occurred during the period of May 19, 2011 to December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Companies' registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

Item 9B.    Other Information

        None.

 PART III

        The terms "we", "us", "our" and the "Companies" refers to the collective:    New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

        We will file a definitive Joint Proxy Statement for the Companies' 2012 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

PART IV

Item 15.    Exhibits

(a)
Exhibits

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number		Description
2.1		Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Debt Funding, L.L.C.(5)

2.2		Merger Agreement, dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

2.3		Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

3.1	(a)	Certificate of Incorporation of New Mountain Guardian Corporation(3)

3.1	(b)	Certificate of Amendment to Certificate of Incorporation of New Mountain Guardian Corporation changing its name to New Mountain Finance Corporation(1)

3.1	(c)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(4)

3.1	(d)	Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C.(1)

3.1	(e)	Certificate of Amendment to Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C. changing its name to New Mountain Finance Holdings, L.L.C.(5)

3.1	(f)	Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(6)

3.1	(g)	Amended and Restated Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(9)

3.1	(h)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(7)

3.1	(i)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance AIV Holdings Corporation(7)

3.2	(a)	Bylaws of New Mountain Finance Corporation(3)

3.2	(b)	Amended and Restated Bylaws of New Mountain Finance Corporation(4)

3.3		Bylaws of New Mountain Finance AIV Holdings Corporation(6)

4.1		Form of Stock Certificate of New Mountain Finance Corporation(1)

4.2		Form of Stock Certificate of New Mountain Finance AIV Holdings Corporation(2)

10.1		Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.2		First Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.3		Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

Exhibit Number	Description
10.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(8)

10.5	Letter Agreement relating to entry into Amended and Restated Loan and Security Agreement by and among New Mountain Finance Holdings, L.L.C., as Borrower and Collateral Administrator, each of the lenders thereto, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Custodian.(1)

10.6	Form of Variable Funding Note of New Mountain Finance Holdings, L.L.C., as the Borrower(1)

10.7	Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8	First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.9	Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.10	Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.11	Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian(1)

10.12	First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.13	Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.14	Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.15	Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.16	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.17	Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

Exhibit Number	Description
10.18	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(1)

10.19	Form of Investment Management Agreement(1)

10.20	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.21	Form of Administration Agreement(1)

10.22	Amended and Restated Administration Agreement(8)

10.22	Form of Trademark License Agreement(1)

10.23	Amendment No. 1 to Trademark License Agreement(8)

10.24	Form of Registration Rights Agreement(1)

10.25	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.26	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.27	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)

10.28	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

14.1	Code of Ethics(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)
Previously filed in connection with New Mountain Finance AIV Holdings Corporation's registration statement on Form 10 (File No. 000-54412), filed May 19, 2011.

(3)
Previously filed in connection with New Mountain Finance Corporation's registration statement on Form N-2 (File No. 333-168280) filed on July 22, 2010.

(4)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 11, 2011.

(5)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s quarterly report on Form 10-Q filed on August 11, 2011.

(6)
Previously filed in connection with New Mountain Finance AIV Holdings Corporation's quarterly report on Form 10-Q filed on August 23, 2011.

(7)
Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(8)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(9)
Previously filed in connection with New Mountain Finance AIV Holdings Corporation's report on Form 8-K filed on February 29, 2012.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2012.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C. NEW MOUNTAIN FINANCE CORPORATION NEW MOUNTAIN FINANCE AIV HOLDINGS CORPORATION
By:	/s/ ROBERT A. HAMWEE Robert A. Hamwee
Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

By:	/s/ ROBERT A. HAMWEE Robert A. Hamwee	Chief Executive Officer (Principal Executive Officer)	March 7, 2012
By:	/s/ ADAM B. WEINSTEIN Adam B. Weinstein	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012
By:	/s/ STEVEN B. KLINSKY Steven B. Klinsky	Chairman of the Board, Director	March 7, 2012
By:	/s/ ALFRED F. HURLEY, JR. Alfred F. Hurley, Jr.	Director	March 7, 2012
By:	/s/ DAVID OGENS David Ogens	Director	March 7, 2012
By:	/s/ KURT J. WOLFGRUBER Kurt J. Wolfgruber	Director	March 7, 2012