Form 10-Q
period 2012-03-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2012-05-08
CIK 1491925, 1496099, 1515173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2012

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
814-00839	New Mountain Finance Holdings, L.L.C. 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	26-3633318
814-00832	New Mountain Finance Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	27-2978010
814-00902	New Mountain Finance AIV Holdings Corporation 787 Seventh Avenue, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Incorporation: Delaware	80-0721242

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of May 8, 2012
New Mountain Finance Holdings, L.L.C.	Common membership units	30,919,629
New Mountain Finance Corporation	Common stock, $0.01 par value	10,697,691
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

        This combined Form 10-Q is filed separately by three registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, the “New Mountain Finance Registrant(s)” or the “Registrant(s)”). Information contained herein relating to any New Mountain Finance Registrant is filed by such registrant solely on its own behalf. Each New Mountain Finance Registrant makes no representation as to information relating exclusively to the other registrants.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

		PAGE

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of March 31, 2012 (unaudited) and December 31, 2011	2
	Consolidated Statements of Operations for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	3
	Consolidated Statements of Changes in Members’ Capital for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited)	5
	Consolidated Schedule of Investments as of March 31, 2012 (unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2011	12
	New Mountain Finance Corporation
	Statement of Assets and Liabilities as of March 31, 2012 (unaudited) and December 31, 2011	18
	Statements of Operations for the three months ended March 31, 2012 (unaudited)	19
	Statement of Changes in Net Assets for the three months ended March 31, 2012 (unaudited)	20
	Statement of Cash Flows for the three months ended March 31, 2012 (unaudited)	21
	New Mountain Finance AIV Holdings Corporation
	Statement of Assets and Liabilities as of March 31, 2012 (unaudited) and December 31, 2011	22
	Statements of Operations for the three months ended March 31, 2012 (unaudited)	23
	Statement of Changes in Net Assets for the three months ended March 31, 2012 (unaudited)	24
	Statement of Cash Flows for the three months ended March 31, 2012 (unaudited)	25

	Combined Notes to the Financial Statements for New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation	26

	Reports of Independent Registered Public Accounting Firm	47

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION		66

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	66
	Signatures	70

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investments at fair value (cost of $741,822,346 and $699,864,784, respectively)	$758,217,537	$703,513,560
Cash and cash equivalents	13,556,115	15,318,811
Interest receivable	7,865,219	7,307,092
Receivable from unsettled securities sold	4,924,209	—
Deferred credit facility costs (net of accumulated amortization of $1,098,836 and $855,955, respectively)	3,477,827	3,713,739
Receivable from affiliate	246,009	369,017
Other assets	329,682	356,486
Total assets	$788,616,598	$730,578,705
Liabilities
SLF Credit Facility	175,000,000	165,928,000
Holdings Credit Facility	151,922,888	129,037,813
Payable for unsettled securities purchased	12,180,000	7,604,931
Dividends payable	6,471,020	—
Incentive fee payable	3,361,463	2,317,328
Management fee payable	2,514,296	2,200,354
Interest payable	2,099,549	1,747,095
Other liabilities	793,144	1,241,366
Total liabilities	354,342,360	310,076,887
Members’ Capital	434,274,238	420,501,818
Total liabilities and members’ capital	$788,616,598	$730,578,705
Outstanding common membership units	30,919,629	30,919,629
Capital per unit	$14.05	$13.60

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Investment income
Interest income	$18,601,183	$11,168,047
Other income	420,818	43,673
Total investment income	19,022,001	11,211,720
Expenses
Incentive fee	3,361,463	—
Management fee	2,514,296	34,000
Interest and other credit facility expenses	2,483,289	1,546,753
Administrative expenses (net of reimbursable expenses of $303,795 and $0, respectively)	251,869	140,808
Professional fees (net of reimbursable expenses of $246,009 and $0, respectively)	201,838	53,156
Other general and administrative expenses	296,293	7,856
Total expenses	9,109,048	1,782,573
Net investment income	9,912,953	9,429,147
Realized gains on investments	1,007,333	5,892,330
Net change in unrealized appreciation (depreciation) of investments	12,746,415	1,097,337
Net increase in capital resulting from operations	$23,666,701	$16,418,814

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Increase in members’ capital resulting from operations:
Net investment income	$9,912,953	$9,429,147
Realized gains on investments	1,007,333	5,892,330
Net change in unrealized appreciation (depreciation) of investments	12,746,415	1,097,337
Net increase in members’ capital resulting from operations	23,666,701	16,418,814
Distributions	—	(10,249,155)
Contributions	—	42,100,712
Dividends declared	(9,894,281)	—
Net increase in members’ capital	13,772,420	48,270,371
Members’ capital at beginning of period	420,501,818	241,927,261
Members’ capital at end of period	$434,274,238	$290,197,632

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net increase in capital resulting from operations	$23,666,701	$16,418,814
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Realized gains on investments	(1,007,333)	(5,892,330)
Net change in unrealized (appreciation) depreciation of investments	(12,746,415)	(1,097,337)
Amortization of purchase discount	(1,539,318)	(1,679,684)
Amortization of deferred credit facility costs	242,881	137,623
Non-cash interest income	(203,667)	(226,711)
(Increase) decrease in operating assets:
Purchase of investments	(106,679,875)	(88,582,500)
Proceeds from sales and paydowns of investments	71,672,631	77,255,809
Cash received for purchase of undrawn portion of revolving credit facility	—	1,260,000
Cash paid for drawn revolvers	(7,665,000)	—
Cash repayments on drawn revolvers	3,465,000	—
Interest receivable	(558,127)	(1,793,682)
Receivable from unsettled securities sold	(4,924,209)	—
Receivable from affiliate	123,008	—
Other assets	26,804	2,808
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	4,575,069	(66,902,500)
Incentive fee payable	1,044,135	—
Management fee payable	313,942	—
Interest payable	352,454	334,000
Payable to affiliates	—	77,294
Other liabilities	(263,092)	159,997
Net cash flows (used in) provided by operating activities	(30,104,411)	(70,528,399)
Cash flows from financing activities
Contributions	—	42,100,712
Distributions	—	(10,249,155)
Dividends paid	(3,423,261)	—
Proceeds from Holdings Credit Facility	93,884,000	24,359,947
Repayment of Holdings Credit Facility	(70,998,925)	(19,164,635)
Proceeds from SLF Credit Facility	22,131,051	49,965,300
Repayment of SLF Credit Facility	(13,059,051)	(29,431)
Deferred credit facility costs paid	(192,099)	—
Net cash flows provided by (used in) financing activities	28,341,715	86,982,738
Net increase (decrease) in cash and cash equivalents	(1,762,696)	16,454,339
Cash and cash equivalents at the beginning of the period	15,318,811	10,744,082
Cash and cash equivalents at the end of the period	$13,556,115	$27,198,421
Supplemental disclosure of cash flow information
Interest paid	$1,777,637	$841,305
Non-cash financing activities:
Dividends declared and payable	$6,471,020	$—
Accrual for offering costs	—	1,544,500
Accrual for deferred credit facility costs	6,969	856,521

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

March 31, 2012

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments—Luxembourg
Infor Lux Bond Company**
Software	Subordinated (2)	8.47% PIK (Base Rate + 8.00%)*	9/2/2014	$10,173,217	$6,491,458	$10,179,289	2.34%

Total Funded Debt Investments—Luxembourg				$10,173,217	$6,491,458	$10,179,289	2.34%

Funded Debt Investments - United States
Decision Resources, LLC
Business Services	First lien (3)	7.00% (Base Rate + 5.50%)	12/28/2016	$17,775,000	$17,553,601	$17,463,938
	Second lien (2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,368,391	14,282,500
				32,275,000	31,921,992	31,746,438	7.31%

Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,250,000	9,165,362	9,203,750
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,720,717	20,100,000
				29,250,000	28,886,079	29,303,750	6.75%

Global Knowledge Training LLC
Education	First lien (3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,867,647	4,799,418	4,794,632
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,775,903	23,755,300
				29,117,647	28,575,321	28,549,932	6.57%

Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.50% (Base Rate + 3.25%)	8/1/2014	15,467,673	13,167,877	14,500,943
	Second lien (2)	6.75% (Base Rate + 6.50%)	2/1/2015	15,000,000	12,148,811	13,950,000
				30,467,673	25,316,688	28,450,943	6.55%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien (3)	6.75% (Base Rate + 5.25%)	7/5/2017	9,962,406	9,602,718	9,962,406
	Subordinated (2)	11.50%	7/15/2018	13,500,000	12,357,561	14,985,000
				23,462,406	21,960,279	24,947,406	5.74%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien (2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,065,834	24,656,250	5.68%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	6.50% (Base Rate + 5.00%)	4/27/2017	3,776,582	3,735,005	3,768,323
	Second lien (2)	9.50% (Base Rate + 8.00%)	10/27/2017	20,000,000	19,683,010	20,025,000
				23,776,582	23,418,015	23,793,323	5.48%

Renaissance Learning, Inc.
Education	Second lien (2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,039,995	20,200,000	4.65%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,130,060	16,695,606
	Subordinated (2)	15.00% PIK*	6/30/2016	3,273,004	3,099,660	2,971,990
				20,641,425	20,229,720	19,667,596	4.53%

Transplace Texas, L.P.
Logistics	Second lien (2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,531,663	19,500,000	4.49%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,729,108	19,500,000	4.49%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,800,000	19,285,290	19,416,375	4.47%

Ipreo Holdings LLC
Information Services	First lien (3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,656,250	18,276,280	18,376,406	4.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

March 31, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.00% (Base Rate + 8.00%)	12/31/2015	$17,775,000	$17,493,200	$17,863,875	4.11%

Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	17,500,000	17,278,438	17,500,000	4.03%

NEWAsurion Corporation (6)
Business Services
Asurion, LLC (fka Asurion Corporation)	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,977,602	5,076,250
Lonestar Intermediate Super Holdings, LLC	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000,000	11,642,123	12,195,000
				17,000,000	16,619,725	17,271,250	3.98%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,872,500	16,729,410	16,830,319	3.88%

SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	16,401,827	15,664,733	16,371,074	3.77%

OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,962,500	14,679,698	15,009,258	3.46%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,812,500	14,490,613	14,966,802	3.45%

PODS, Inc. (7)
Consumer Services
PODS Funding Corp. II	First lien (1), (3)	8.50% (Base Rate + 7.00%)	11/29/2016	11,445,923	11,119,973	11,217,004
Storapod Holding Company, Inc.	Subordinated (1), (2)	21.00% PIK*	11/29/2017	3,728,642	3,603,252	3,599,461
				15,174,565	14,723,225	14,816,465	3.41%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,743,502	14,812,500	3.41%

Triple Point Technology, Inc.
Software	First lien (3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,463,750	13,915,868	14,537,877	3.35%

SonicWALL, Inc.
Software	First lien (3)	8.27% (Base Rate + 6.18%)	1/23/2016	3,952,017	3,956,241	3,971,776
	Second lien (2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,755,318	10,250,000
				13,952,017	13,711,559	14,221,776	3.27%
Pacific Architects and Engineers Incorporated
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,860,160	14,029,500	3.23%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,852,481	14,674,868	13,961,332	3.21%

Aspen Dental Management, Inc
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,967,500	12,710,271	12,918,872	2.97%

Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	9.50% (Base Rate + 7.75%)	3/15/2017	13,000,000	12,677,155	12,675,000	2.92%

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,306,439	12,148,416	12,375,663	2.85%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,898,722	11,820,000	2.72%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

March 31, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 5.00%)	12/14/2016	$11,880,000	$11,733,073	$11,731,500	2.70%

Brickman Group Holdings, Inc.
Business Services	First lien (3)	7.25% (Base Rate + 5.50%)	10/14/2016	7,937,311	7,983,349	8,010,072
	Subordinated (2)	9.13%	11/1/2018	3,650,000	3,314,508	3,540,500
				11,587,311	11,297,857	11,550,572	2.66%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,372,594	11,191,660	11,358,378	2.62%

Tekelec Global, Inc.
Software	First lien (3)	9.00% (Base Rate + 7.50%)	1/29/2018	11,500,000	11,331,396	11,327,500	2.61%

Merrill Communications LLC
Business Services	First lien (2)	7.50% (Base Rate + 5.50%)	12/24/2012	11,421,788	10,554,020	10,736,481	2.47%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,975,000	4,789,318	5,039,262
	Subordinated (2)	11.13%	8/15/2019	5,000,000	4,938,898	5,581,250
				9,975,000	9,728,216	10,620,512	2.45%

CHG Companies, Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,832,604	10,050,000	2.31%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,914,923	10,020,830	2.31%

Merge Healthcare Inc.
Healthcare Services	First lien (2)	11.75%	5/1/2015	9,000,000	8,888,302	9,765,000	2.25%

Premier Dental Services, Inc. (Western)
Healthcare Services	First lien (2)	5.97% (Base Rate + 5.50%)	7/1/2013	9,961,832	9,296,330	9,364,122	2.16%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,845,075	9,315,000	2.14%

Physio-Control International, Inc.
Healthcare Products	First lien (2)	9.88%	1/15/2019	7,000,000	7,000,000	7,385,000	1.70%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,406,250	7,312,058	7,128,516	1.64%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,930,000	6,900,773	6,687,450	1.54%

IDQ Holdings Inc.
Consumer Products	First lien (2)	11.50%	4/1/2017	6,250,000	6,125,251	6,437,500	1.48%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,827,000	6,505,897	6,058,963	1.40%

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	6,285,714	6,191,397	6,002,857	1.38%

Alion Science and Technology Corporation
Federal Services	First lien (2)	10.00% + 2.00% PIK*	11/1/2014	6,195,238	5,931,105	5,802,876	1.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

March 31, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Mach Gen, LLC
Power Generation	Second lien (2)	7.99% PIK (Base Rate + 7.50%)*	2/22/2015	$8,227,575	$7,061,091	$5,569,227	1.28%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	11.50% (Base Rate + 9.50%)	10/10/2016	6,000,000	5,897,749	4,950,000	1.14%

LVI Services Inc.
Industrial Services	First lien (2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,073,885	4,494,005	4,249,379	0.98%

Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	4,000,000	3,880,000	3,980,000	0.92%

Advantage Sales & Marketing Inc.
Business Services	First lien (2), (4)	6.25% (Base Rate + 3.00%)	12/17/2015	4,200,000	3,696,000	3,885,000	0.89%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK) (5)*	12/30/2014	4,432,500	4,306,437	443,250
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	101,848	92,678	101,848
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	1,648,706	1,500,269	1,648,706
				6,183,054	5,899,384	2,193,804	0.51%

Total Funded Debt Investments - United States				$761,865,303	$737,763,993	$746,260,449	171.84%

Equity - United States
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	$2,109	$2,109
	Preferred shares (2)	—	—	2,423	2,422,891	2,422,891
					2,425,000	2,425,000	0.56%
Stratus Technologies, Inc.
Information Technology	Ordinary shares (2)	—	—	144,270	65,123	29,881
	Preferred shares (2)	—	—	32,830	14,819	6,800
					79,942	36,681	0.01%

Total Shares					$2,504,942	$2,461,681	0.57%

Warrants - United States
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	$292,851	$244,237	0.06%

PODS, Inc. (7)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	298,398	129,181	129,181	0.03%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$615,882	$387,790	0.09%

Total Funded Investments					$747,376,275	$759,289,209	174.84%

Unfunded Debt Investments - United States
Education Management LLC**
Education	First lien (2), (4) - Undrawn	—	6/1/2012	$3,000,000	$(1,215,000)	$(45,000)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

March 31, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

PODS, Inc. (7)
Consumer Services
PODS Funding Corp. II	First lien (1), (3) - Undrawn	—	11/29/2016	$3,438,462	$(103,154)	$(68,769)
Storapod Holding Company, Inc.	Subordinated (1), (2) - Undrawn	—	11/29/2017	771,358	—	—
				4,209,820	(103,154)	(68,769)	(0.02)%

RGIS Services, LLC
Business Services	First lien (2), (4) - Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(212,500)	(0.05)%

Kronos Incorporated
Software	First lien (2), (4) - Undrawn	—	6/11/2013	4,198,500	(629,775)	(272,903)	(0.06)%

Advantage Sales & Marketing Inc.
Business Services	First lien (2), (4) - Undrawn	—	12/17/2015	6,300,000	(756,000)	(472,500)	(0.11)%

Total Unfunded Debt Investments				$22,708,320	$(5,553,929)	$(1,071,672)	(0.25)%

Total Investments					$741,822,346	$758,217,537	174.59%

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

(6)                                 New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) holds investments in two related entities of NEWAsurion Corporation.  NMF Holdings has credit investments in Asurion, LLC and Lonestar Intermediate Super Holdings, LLC. Asurion, LLC is a wholly-owned subsidiary of Lonestar Intermediate Holdings, LLC, which in turn is a wholly-owned subsidiary of Lonestar Intermediate Super Holdings, LLC.

(7)                                 NMF Holdings holds investments in two related entities of PODS, Inc. NMF Holdings directly holds warrants in Storapod Holding Company, Inc. (“Storapod”) and has a credit investment in Storapod through Storapod WCF II Limited (“Storapod WCF II”). Storapod WCF II is a special purpose entity used to enter into a Shari’ah- compliant financing arrangement with Storapod. Additionally, NMF Holdings has a credit investment in PODS Funding Corp. II (“PODS II”). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority- owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

*                                         All or a portion of interest contains payments-in-kind (“PIK”).

**                                  Indicates assets that NMF Holdings deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of NMF Holdings’ total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

March 31, 2012

(unaudited)

March 31, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	56.31%
Second lien	36.31%
Subordinated	7.00%
Equity and other	0.38%
Total investments	100.00%

March 31, 2012
Industry Type	Percent of Total Investments at Fair Value
Software	20.98%
Healthcare Services	17.96%
Education	14.02%
Business Services	12.39%
Federal Services	9.38%
Healthcare Products	4.23%
Consumer Services	3.94%
Information Services	3.92%
Logistics	3.22%
Industrial Services	2.51%
Healthcare Information Technology	1.84%
Energy	1.67%
Media	1.55%
Consumer Products	0.85%
Information Technology	0.80%
Power Generation	0.74%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments—United States
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	6.50% (Base Rate + 5.00%)	4/27/2017	$13,825,000	$13,703,238	$13,583,062
	Second lien(2)	9.50% (Base Rate + 8.00%)	10/27/2017	20,000,000	19,669,018	19,200,000
				33,825,000	33,372,256	32,783,062	7.80%

Decision Resources, LLC
Business Services	First lien(3)	7.00% (Base Rate + 5.50%)	12/28/2016	17,820,000	17,588,508	17,196,300
	Second lien(2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,368,204	14,282,500
				32,320,000	31,956,712	31,478,800	7.48%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien(3)	6.75% (Base Rate + 5.25%)	7/5/2017	18,703,125	18,001,977	18,305,684
	Subordinated(2)	11.50%	7/15/2018	13,500,000	12,329,105	13,162,500
				32,203,125	30,331,082	31,468,184	7.47%

Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,500,000	9,409,890	9,357,500
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,712,425	19,650,000
				29,500,000	29,122,315	29,007,500	6.89%

Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 5.00%)	4/21/2017	4,867,647	4,796,665	4,794,632
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,764,101	23,755,300
				29,117,647	28,560,766	28,549,932	6.79%

Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.55% (Base Rate + 3.25%)	8/1/2014	15,467,673	12,941,252	14,462,274
	Second lien(2)	6.80% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,950,542	13,950,000
				30,467,673	24,891,794	28,412,274	6.76%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,037,614	24,875,000	5.92%

Renaissance Learning, Inc.
Education	Second lien(2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,016,871	20,100,000	4.78%

Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,368,421	17,115,609	16,695,606
	Subordinated(2)	15.00% PIK*	6/30/2016	3,273,004	3,089,870	2,971,990
				20,641,425	20,205,479	19,667,596	4.68%

Transplace Texas, L.P.
Logistics	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,514,617	19,500,000	4.64%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,719,547	19,500,000	4.64%

Unitek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,850,000	19,312,984	19,440,594	4.62%

Ipreo Holdings LLC
Information Services	First lien(3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,703,125	18,308,298	18,282,305	4.35%

KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,820,000	17,521,860	17,909,100	4.26%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,915,000	16,764,489	16,872,713	4.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	$17,433,389	$16,624,324	$16,416,447	3.90%

OpenLink International, Inc.
Software	First lien(2)	7.75% (Base Rate + 6.25%)	10/30/2017	15,000,000	14,706,514	15,056,250	3.58%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien(2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,850,000	14,512,417	14,924,250	3.55%

SonicWALL, Inc.
Software	First lien(3)	8.27% (Base Rate + 6.19%)	1/23/2016	4,822,985	4,831,869	4,847,099
	Second lien(2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,746,209	9,950,000
				14,822,985	14,578,078	14,797,099	3.52%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(2)	8.50% (Base Rate + 7.00%)	11/29/2016	11,561,538	11,218,525	11,214,692
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	3,728,642	3,600,214	3,599,461
				15,290,180	14,818,739	14,814,153	3.52%

Triple Point Technology, Inc.
Software	First lien(3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,500,000	13,932,051	14,536,250	3.46%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,889,987	14,704,271	14,108,263	3.36%

Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,746,132	13,818,750	3.29%

LANDesk Group, Inc.
Software	First lien(3)	7.00% (Base Rate + 5.25%)	3/28/2016	14,062,500	13,828,336	13,798,828	3.28%

Pacific Architects and Engineers Incorporated
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,848,322	13,677,000	3.25%

Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,337,594	12,173,547	12,329,883	2.93%

Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,910,000	11,756,172	11,731,350	2.79%

Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,893,985	11,640,000	2.77%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien(3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,401,313	11,208,577	11,344,306	2.70%

Merrill Communications LLC
Business Services	First lien(2)	7.50% (Base Rate + 5.50%)	12/24/2012	11,421,788	10,284,637	11,002,985	2.62%

Brickman Group Holdings, Inc.
Business Services	First lien(3)	7.25% (Base Rate + 5.50%)	10/14/2016	7,957,406	8,005,917	7,982,272
	Subordinated(2)	9.13%	11/1/2018	3,000,000	2,716,216	2,715,000
				10,957,406	10,722,133	10,697,272	2.54%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,987,500	4,795,791	5,022,826
	Subordinated(2)	11.13%	8/15/2019	5,000,000	4,937,575	5,200,000
				9,987,500	9,733,366	10,222,826	2.43%

CHG Companies, Inc.
Healthcare Services	Second lien(2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,826,548	10,025,000	2.38%

Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,912,104	9,725,000	2.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Merge Healthcare Inc.**
Healthcare Services	First lien(2)	11.75%	5/1/2015	$9,000,000	$8,879,303	$9,585,000	2.28%

Porex Corporation
Specialty Chemicals and Materials	First lien(3)	6.75% (Base Rate + 5.25%)	3/31/2015	9,573,968	9,449,821	9,430,359	2.24%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,840,688	8,910,000	2.12%

Mach Gen, LLC
Power Generation	Second lien(2)	8.03% PIK (Base Rate + 7.50%)*	2/22/2015	12,063,894	9,966,951	8,609,943	2.05%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,453,125	7,354,306	7,192,266	1.71%

Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	7,009,524	6,895,616	7,044,571	1.68%

Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,947,500	6,916,695	6,478,544	1.54%

Stratus Technologies, Inc.
Information Technology	First lien(2)	12.00%	3/29/2015	6,827,000	6,490,139	6,212,570	1.48%

Alion Science and Technology Corporation
Federal Services	First lien(2)	10.00% + 2.00% PIK*	11/1/2014	6,195,238	5,613,308	5,555,066	1.32%

Datatel, Inc.
Software	Second lien(2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,977,238	5,150,000	1.22%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien(2)	11.50% (Base Rate + 9.50%)	10/8/2016	6,000,000	5,892,802	5,110,002	1.22%

Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien(2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,976,820	4,950,000	1.18%

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)
Healthcare Services	First lien(3)	6.25% (Base Rate + 5.00%)	12/5/2018	4,894,921	4,864,327	4,888,802	1.16%

Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien(3)	6.75% (Base Rate + 5.00%)	11/30/2016	4,897,632	4,835,069	4,873,144	1.16%

LVI Services Inc.
Industrial Services	First lien(2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,120,334	4,474,056	3,725,043	0.89%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,477,810	4,351,747	783,617
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	91,696	91,696	91,696
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	1,484,370	1,484,370	1,484,370
				6,053,876	5,927,813	2,359,683	0.56%

Total Funded Debt Investments				$727,364,649	$702,801,889	$702,587,965	167.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Equity—United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares(2)	—	—	144,270	$65,123	$29,881
	Preferred shares(2)	—	—	32,830	14,819	6,800
					79,942	36,681	0.01%

Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	2,109	2,109
	Preferred shares(2)	—	—	2,423	2,422,891	2,422,891
					2,425,000	2,425,000	0.58%

Total Shares					$2,504,942	$2,461,681	0.59%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	$292,851	$244,237	0.06%

PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	298,398	129,181	129,181	0.03%

Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$615,882	$387,790	0.09%

Total Funded Investments					$705,922,713	$705,437,436	167.76%

Unfunded Debt Investments—United States
Datatel, Inc.
Software	Subordinated—Bridge(1)(2)	—	12/13/2012	$20,000,000	$—	$—	0.00%

Physio-Control International, Inc.
Healthcare Products	First lien—Bridge(1)(2)	—	—	15,000,000	—	—	0.00%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(1)(2)—Undrawn	—	1/1/2012	39,947	—	—
	First lien(1)(2)—Undrawn	—	1/1/2012	865	—	—
				40,812	—	—	0.00%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(1)(2)—Undrawn	—	11/29/2016	3,438,462	(103,154)	(103,154)
Storapod Holding Company, Inc.	Subordinated(1)(2)—Undrawn	—	11/29/2017	771,358	—	—
				4,209,820	(103,154)	(103,154)	(0.03)%

RGIS Services, LLC
Business Services	First lien(2)(4)—Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(293,850)	(0.07)%

Education Management LLC**
Education	First lien(2)(4)—Undrawn	—	6/1/2012	3,000,000	(1,215,000)	(330,000)	(0.08)%

Kronos Incorporated
Software	First lien(2)(4)—Undrawn	—	6/11/2013	4,198,500	(629,775)	(356,872)	(0.08)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(4)—Undrawn	—	12/17/2015	$10,500,000	$(1,260,000)	$(840,000)	(0.20)%

Total Unfunded Debt Investments				$61,949,132	$(6,057,929)	$(1,923,876)	(0.46)%

Total Investments					$699,864,784	$703,513,560	167.30%

(1)	Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of the bridge facility, delayed draw or other future funding commitments.

(2)	The Holdings Credit Facility is collateralized by the indicated investments.

(3)	The SLF Credit Facility is collateralized by the indicated investments.

(4)

Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(5)	Investment is on non-accrual status.

(6)

New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) holds investments in two related entities of PODS, Inc. NMF Holdings directly holds warrants in Storapod Holding Company, Inc. (“Storapod”) and has a credit investment in Storapod through Storapod WCF II Limited (“Storapod WCF II”). Storapod WCF II is a special purpose entity used to enter into a Shari’ah- compliant financing arrangement with Storapod. Additionally, NMF Holdings has a credit investment in PODS Funding Corp. II (“PODS II”). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority- owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

*	All or a portion of interest contains payments-in-kind (“PIK”).

**

Indicates assets that NMF Holdings deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of NMF Holdings’ total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

December 31, 2011
Investment Type	Percent of Total Investments at Fair Value
First lien	58.32%
Second lien	37.34%
Subordinated	3.93%
Equity and other	0.41%
Total investments	100.00%

December 31, 2011
Industry Type	Percent of Total Investments at Fair Value
Software	22.12%
Healthcare Services	16.71%
Education	14.47%
Business Services	10.86%
Federal Services	10.05%
Consumer Services	4.23%
Information Services	4.21%
Healthcare Products	3.54%
Logistics	3.50%
Industrial Services	2.49%
Healthcare Information Technology	2.01%
Media	1.67%
Specialty Chemicals and Materials	1.34%
Power Generation	1.22%
Information Technology	0.89%
Telecommunication	0.69%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statement of Assets and Liabilities

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $144,355,856 and $144,355,856, respectively)	$150,251,855	$145,486,821
Total assets	$150,251,855	$145,486,821
Net assets
Common stock, par value $0.01 per share 10,697,691 shares issued and outstanding	106,977	106,977
Paid in capital in excess of par	144,248,879	144,248,879
Undistributed net investment income	6,460	—
Accumulated undistributed realized gains	634,827	286,307
Net unrealized appreciation (depreciation)	5,254,712	844,658
Total net assets	$150,251,855	$145,486,821
Number of shares outstanding	10,697,691	10,697,691
Net asset value per share	$14.05	$13.60

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

Three months ended March 31, 2012 (a)
(unaudited)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$6,435,708
Other income	145,596
Total expenses	(3,151,583)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	3,429,721
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Realized gains on investments	348,520
Net change in unrealized appreciation (depreciation) of investments	4,410,054
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	4,758,574
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	8,188,295
Net increase in net assets resulting from operations	$8,188,295
Basic earnings per share	$0.77
Weighted average shares of common stock outstanding—basic (See Note 11)	10,697,691
Diluted earnings per share	$0.77
Weighted average shares of common stock outstanding—diluted (See Note 11)	30,919,629

(a)                                  Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

Three months ended March 31, 2012 (a)
(unaudited)

Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$3,429,721
Realized gains on investments	348,520
Net change in unrealized appreciation (depreciation) of investments	4,410,054
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	8,188,295
Total net increase in net assets resulting from operations	8,188,295
Capital transactions
Dividends declared	(3,423,261)
Total net decrease in net assets resulting from capital transactions	(3,423,261)
Net increase in net assets	4,765,034
Net assets at beginning of period	145,486,821
Net assets at end of period	$150,251,855

(a)                                  Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

Three months ended March 31, 2012 (a)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,188,295
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(3,429,721)
Realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(4,758,574)
(Increase) decrease in operating assets:
Distribution from New Mountain Finance Holdings, L.L.C.	3,423,261
Net cash flows (used in) provided by operating activities	3,423,261
Cash flows from financing activities:
Dividends paid	(3,423,261)
Net cash flows provided by financing activities	(3,423,261)
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$—

(a)                                 Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $290,847,952 and $290,847,952, respectively)	$284,022,383	$275,014,997
Distribution receivable from New Mountain Finance Holdings, L.L.C.	6,471,020	—
Total assets	$290,493,403	$275,014,997
Liabilities
Dividends payable	6,471,020	—
Total liabilities	6,471,020	—
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	1	1
Paid in capital in excess of par	292,383,201	292,383,201
Undistributed net investment income	12,212	—
Distributions in excess of net realized gains	(335,221)	(994,034)
Net unrealized (depreciation) appreciation	(8,037,810)	(16,374,171)
Total net assets	284,022,383	275,014,997
Total liabilities and net assets	$290,493,403	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

Three months ended March 31, 2012 (a)
(unaudited)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$12,165,475
Other income	275,222
Total expenses	(5,957,465)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	6,483,232
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Realized gains on investments	658,813
Net change in unrealized appreciation (depreciation) of investments	8,336,361
Realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	8,995,174
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	15,478,406
Net increase in net assets resulting from operations	$15,478,406

(a)                                 Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

Three months ended March 31, 2012 (a)
(unaudited)

Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$6,483,232
Realized gains on investments	658,813
Net change in unrealized appreciation (depreciation) of investments	8,336,361
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	15,478,406
Net increase in net assets resulting from operations	15,478,406
Capital transactions
Dividends declared	(6,471,020)
Total net decrease in net assets resulting from capital transactions	(6,471,020)
Net increase in net assets	9,007,386
Net assets at beginning of period	275,014,997
Net assets at end of period	$284,022,383

(a)                                 Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

Three months ended March 31, 2012 (a)
(unaudited)

Cash flows from operating activities:
Net increase in net assets resulting from operations	$15,478,406
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(6,483,232)
Realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(8,995,174)
Net cash flows (used in) provided by operating activities	—
Net increase (decrease) in cash and cash equivalents	—
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$—

Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$6,471,020
Non-cash financing activities:
Dividends declared and payable	$(6,471,020)

(a)           Fund commenced operations on May 19, 2011.

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation, and the Financial Statements

of New Mountain Finance AIV Holdings Corporation

March 31, 2012

(unaudited)

The information in these combined notes to the financial statements relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, the “Companies”). Information that relates to an individual registrant will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other registrants other than itself.

Note 1. Formation and Business Purpose

New Mountain Finance Holdings, L.L.C. (“NMF Holdings”, the “Operating Company” or the “Master Fund”) is a Delaware limited liability company. NMF Holdings is externally managed and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMF Holdings is obligated to comply with certain regulatory requirements. NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of March 31, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

New Mountain Finance Corporation (“NMFC”) is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ended December 31, 2011.

New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ended December 31, 2011.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in NMF Holdings. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis.

As of March 31, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The current structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result is that any distributions made to NMFC’s stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

The diagram below depicts the Companies’ current organizational structure.

NMF Holdings’ investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, NMF Holdings’ investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Companies’ financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). NMF Holdings consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”). NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

The Companies’ financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for all periods presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Operating Company’s portfolio investments are not consolidated in the financial statements. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. Historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

The Companies’ interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X.  Accordingly, the Companies’ interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

Investments—The Operating Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Operating Company’s Consolidated Statements of Assets, Liabilities and Members’ Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Operating Company’s Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Operating Company’s Consolidated Statements of Operations as “Realized gains (losses) on investments”.

The Operating Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Operating Company’s board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Operating Company’s quarterly valuation procedures are set forth in more detail below:

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

b.                                      Preliminary valuation conclusions will then be documented and discussed with the Operating Company’s senior management;

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

d.                                      Also, when deemed appropriate by the Operating Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

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

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC’s and AIV Holdings’ investments in the Operating Company are carried at fair value and represent the respective pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

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

Revenue recognition

The Operating Company’s revenue recognition policies are as follows:

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Operating Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.  Other income may also include fees from bridge loans.  NMF Holdings may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded.  A fee is received by NMF Holdings for providing such financing.

NMFC’s and AIV Holdings’ revenue recognition policies are as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC’s and AIV Holdings’ Statements of Operations. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC’s IPO price of $13.75 per unit and the actual net asset value per unit.

All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. NMFC and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

With respect to the expenses incident to any registration of shares of NMFC’s common stock issued in exchange for AIV Holdings’ units of the Operating Company, AIV Holdings is directly responsible for the expenses of any demand registration (including underwriters’ discounts or commissions) and their pro-rata share of any “piggyback” registration expenses. No shares have been exchanged since formation.

Interest and other credit facility expenses—Interest and other credit facility fees are recorded on an accrual basis by the Operating Company. See Note 7, Borrowing Facilities, for details.

Deferred credit facility costs—The deferred credit facility costs of the Operating Company consist of capitalized expenses related to the origination and amending of the Operating Company’s existing credit facilities. The Operating Company amortizes these costs into expense using the straight-line method over the stated life of the related credit facility. See Note 7, Borrowing Facilities, for details.

Income taxes—NMF Holdings is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. NMF Holdings files United States (“U.S.”) federal, state, and local income tax returns.

NMFC and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under subchapter M of the Code, commencing with the filing of their December 31, 2011 income tax returns. As RICs, NMFC and AIV Holdings are not subject to federal income tax on the portion of taxable income and gains timely distributed to stockholders; therefore, no provision for income taxes has been recorded.

To qualify as RICs, NMFC and AIV Holdings are required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of their respective investment company taxable income, as defined by the Code. Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

For federal income tax purposes, distributions paid to stockholders of NMFC and AIV Holdings are reported as ordinary income, return of capital, long term capital gains or a combination thereof.

NMFC and AIV Holdings will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless NMFC and AIV Holdings distribute, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income earned for the calendar year and (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in the calendar year.

The Companies have adopted the Income Taxes topic of the Codification (“ASC 740”). ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on their analyses, the Companies have determined that the adoption of ASC 740 did not have a material impact to the Companies’ financial statements.

Dividends—Distributions to common unit holders of NMF Holdings and common stockholders of NMFC and AIV Holdings are recorded on the record date as set by the respective board of directors. In order for NMFC and AIV Holdings to pay a dividend or other distribution to holders of their common stock, it must be accompanied by a prior distribution by NMF Holdings to all of its unit holders. NMF Holdings intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. NMFC and AIV Holdings intend to distribute approximately all of their portion of NMF Holdings’ adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of their portion of NMF Holdings’ taxable income on an annual basis, except that NMFC may retain certain net capital gains for reinvestment.

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

NMF Holdings and NMFC are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by NMFC and the number of shares of NMFC’s common stock outstanding. NMFC has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash. Cash distributions reinvested in additional shares of NMFC’s common stock will be automatically reinvested by NMFC into additional units of NMF Holdings. In addition, AIV Holdings does not intend to reinvest any distributions received from NMF Holdings in additional units of NMF Holdings.

NMFC applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is greater than 110.0% of the last determined net asset value of the shares, NMFC will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of NMFC’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If NMFC uses newly issued shares to implement the plan, NMFC will receive, on a one-for-one basis, additional units of NMF Holdings in exchange for cash distributions that are reinvested in shares of NMFC’s common stock under the dividend reinvestment plan.

If the price at which newly issued shares are to be credited to stockholders’ accounts is less than 110.0% of the last determined net asset value of the shares, NMFC will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of NMFC’s common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of NMFC’s stockholders have been tabulated.

Foreign securities—The accounting records of the Operating Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Operating Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized (depreciation) appreciation of investments” and “Realized gains on investments” in the Operating Company’s Consolidated Statements of Operations.

Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Operating Company and cannot be predicted.

Use of estimates—The preparation of the Companies’ financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Companies’ financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.

Note 3. Investments

At March 31, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$420,985,606	$426,982,719
Second lien	272,268,456	275,332,857
Subordinated	45,447,460	53,052,490
Equity and other	3,120,824	2,849,471
Total investments	$741,822,346	$758,217,537

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$150,161,978	$159,087,213
Healthcare Services	130,707,841	136,176,078
Education	107,914,349	106,289,454
Business Services	89,768,884	93,921,116
Federal Services	69,971,459	71,141,881
Healthcare Products	31,065,834	32,041,250
Consumer Services	29,239,865	29,843,679
Information Services	29,467,940	29,734,784
Logistics	25,429,412	24,450,000
Industrial Services	19,237,507	19,061,879
Healthcare Information Technology	14,674,868	13,961,332
Energy	12,677,155	12,675,000
Media	11,733,073	11,731,500
Consumer Products	6,125,251	6,437,500
Information Technology	6,585,839	6,095,644
Power Generation	7,061,091	5,569,227
Total investments	$741,822,346	$758,217,537

At December 31, 2011 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$407,538,564	$410,313,643
Second lien	262,532,416	262,701,495
Subordinated	26,672,980	27,648,951
Equity and other	3,120,824	2,849,471
Total investments	$699,864,784	$703,513,560

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$153,797,485	$155,642,372
Healthcare Services	113,200,121	117,544,595
Education	104,237,094	101,794,083
Business Services	73,143,286	76,435,801
Federal Services	70,665,154	70,674,563
Consumer Services	29,357,183	29,764,430
Information Services	29,516,875	29,626,611
Healthcare Products	24,037,614	24,875,000
Logistics	25,407,419	24,610,002
Industrial Services	19,220,188	17,543,793
Healthcare Information Technology	14,704,271	14,108,263
Media	11,756,172	11,731,350
Specialty Chemicals and Materials	9,449,821	9,430,359
Power Generation	9,966,951	8,609,943
Information Technology	6,570,081	6,249,251
Telecommunication	4,835,069	4,873,144
Total investments	$699,864,784	$703,513,560

As of March 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2012, this first lien debt investment had a cost basis of $4,306,437, a fair value of $443,250 and total unearned interest income of $145,756 for the quarter then ended.

Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1,592,947 and a combined fair value of $1,750,554 as of March 31, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. Neither super priority first lien positions are on non-accrual status. As of March 31, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,899,384 and an aggregate fair value of $2,193,804. As of December 31, 2011, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,351,747, a fair value of $783,617 and total unearned interest income of $139,793 for the quarter and year then ended.  The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis and fair value of $1,576,066 as of December 31, 2011. As of December 31, 2011, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,927,813 and an aggregate fair value of $2,359,683.

As of March 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $18,498,500 and $0, respectively. Additionally, the Operating Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $4,209,820 as of March 31, 2012. These unfunded commitments are disclosed on the Operating Company’s Consolidated Schedules of Investments as of March 31, 2012.

As of December 31, 2011, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $22,698,500 and $35,000,000, respectively. Additionally, the Operating Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $4,250,632 as of December 31, 2011. These unfunded commitments are disclosed on the Operating Company’s Consolidated Schedules of Investments as of December 31, 2011.

Investment Risk Factor—First and second lien debt that the Operating Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. These loans are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such defaults could reduce the net asset value and income distributions of the Operating Company. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien loans. This illiquidity may make it more difficult to value the debt.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2012:

	Total	Level I	Level II	Level III
First lien	$426,982,719	$—	$376,414,080	$50,568,639
Second lien	275,332,857	—	232,077,557	43,255,300
Subordinated	53,052,490	—	46,481,039	6,571,451
Equity and other	2,849,471	—	—	2,849,471
Total investments	$758,217,537	$—	$654,972,676	$103,244,861

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of December 31, 2011:

	Total	Level I	Level II	Level III
First lien	$410,313,643	$—	$377,172,906	$33,140,737
Second lien	262,701,495	—	214,296,195	48,405,300
Subordinated	27,648,951	—	21,077,500	6,571,451
Equity and other	2,849,471	—	—	2,849,471
Total investments	$703,513,560	$—	$612,546,601	$90,966,959

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471
Total gains or losses included in earnings:
Realized gains (losses) on investments	22,352	(264)	22,616	—	—
Net change in unrealized appreciation (depreciation)	193,017	365,633	(172,616)	—	—
Purchases, including capitalized PIK and revolver fundings	34,574,071	34,574,071	—	—	—

Proceeds from sales and paydowns of investments	(11,400,000)	(6,400,000)	(5,000,000)	—	—
Transfers out of Level III(1)	(11,111,538)	(11,111,538)	—	—	—
Fair value, March 31, 2012	$103,244,861	$50,568,639	$43,255,300	$6,571,451	$2,849,471
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$365,633	$365,633	$—	$—	$—

(1)                                 As of March 31, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2011:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$—	$12,747,764	$532,863
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	611,296	418,088	—	263,114	(69,906)
Purchases, including capitalized PIK and revolver fundings	(1,237,830)	(1,260,000)	—	—	22,170
Transfers into Level III(1)	(406,350)	(406,350)	—	—	—
Transfers out of Level III(2)	217,500	217,500	—	—	—
Fair value, March 31, 2011	$29,440,577	$15,944,572	$—	$13,010,878	$485,127
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$611,296	$418,088	$—	$263,114	$(69,906)

(1)                                 The transfer into Level III represents the transfer of RGIS Services, LLC at a fair value of ($406,350). In accordance with the Companies’ valuation policy, this asset was transferred from a Level II investment to a Level III investment during the three months ended March 31, 2011 as available market quotes were not representative of fair value.

(2)                                 The transfer out of Level III represents the transfer of Education Management LLC at a fair value of $217,500. In accordance with the Companies’ valuation policy, this asset was transferred from a Level III investment to a Level II investment during the three months ended March 31, 2011 as market quotes representative of fair value became available.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2012 and March 31, 2011. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

NMF Holdings generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs.

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, NMF Holdings evaluates the overall performance and financial stability of the portfolio company.  Post investment, NMF Holdings analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  NMF Holdings also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  NMF Holdings leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company.

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of March 31, 2012, NMF Holdings used a range of 3.5x to 9.0x relevant EBITDA to determine the enterprise value of its investments.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of March 31, 2012, NMF Holdings used a discount range of 6.3% to 23.4% to value its investments.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility are representative of market. While both facilities have been amended and restated on May 8, 2012 to lower the applicable interest rate spread by 0.25%, the carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of March 31, 2012, as both facilities are continually monitored and examined by both the borrower and the lender. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

Fair value risk factors—The Operating Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Operating Company’s portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Operating Company’s investments and/or on the fair value of the Operating Company’s investments. The Operating Company’s investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Operating Company and thus the income of NMFC and AIV Holdings, and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Operating Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

Note 5. Agreements

On May 19, 2011, NMFC entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company pursuant to which NMFC was admitted as a member of the Operating Company and agreed to acquire from the Operating Company a number of units of the Operating Company equal to the number of shares of common stock outstanding of NMFC. Additionally on May 19, 2011, in connection with the contribution by Guardian AIV of its units to AIV Holdings, AIV Holdings entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company pursuant to which AIV Holdings was also admitted as a member of the Operating Company.

The Operating Company entered into an investment advisory and management agreement, as amended and restated (the “Investment Management Agreement”) with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Operating Company. For providing these services, the Investment Adviser receives a fee from the Operating Company, consisting of two components—a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Operating Company’s gross assets less (i) the borrowings under the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Operating Company’s gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of March 31, 2012), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company’s investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as “Pre-Incentive Fee Adjusted Net Investment Income”. The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains (“Adjusted Realized Capital Gains”) or losses (“Adjusted Realized Capital Losses”) and unrealized capital appreciation (“Adjusted Unrealized Capital Appreciation”) and unrealized capital depreciation (“Adjusted Unrealized Capital Depreciation”).

Pre-Incentive Fee Adjusted Net Investment Income, expressed as a rate of return on the value of the Operating Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized), subject to a “catch-up” provision measured as of the end of each calendar quarter. The hurdle rate is appropriately pro-rated for any partial periods. The calculation of the Operating Company’s incentive fee with respect to the Pre-Incentive Fee Adjusted Net Investment Income for each quarter is as follows:

•                  No incentive fee is payable to the Investment Adviser in any calendar quarter in which the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income does not exceed the hurdle rate of 2.0% (the “preferred return” or “hurdle”).

•                  100.0% of the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income with respect to that portion of such Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser. This portion of the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income (which exceeds the hurdle rate but is less than or equal to 2.5%) is referred to as the “catch-up”. The catch-up provision is intended to provide the Investment Adviser with an incentive fee of 20.0% on all of the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income as if a hurdle rate did not apply when the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income exceeds 2.5% in any calendar quarter.

•                  20.0% of the amount of the Operating Company’s Pre-Incentive Fee Adjusted Net Investment Income, if any, that exceeds 2.5% in any calendar quarter (10.0% annualized) is payable to the Investment Adviser once the hurdle is reached and the catch-up is achieved.

The second part will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement) and will equal 20.0% of the Operating Company’s Adjusted Realized Capital Gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fee.

In accordance with GAAP, NMF Holdings accrues a hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value.

The management fee and incentive fee incurred by the Operating Company were $2,514,296 and $3,361,463 for the three months ended March 31, 2012, which includes an accrual of $911,178 of capital gains incentive fees. These accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on March 31, 2012 and liquidated its investments at the current valuation. No accrual was required for the three months ended March 31, 2011. No management fee or incentive fees were incurred by the Operating Company under the Investment Management Agreement for the three months ended March 31, 2011, as the Investment Management Agreement was not yet effective. For the three months ended March 31, 2011, the Operating Company incurred $34,000 in management fees under the investment advisory and management agreements of the Predecessor Entities. The Operating Company’s Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

	Three months ended March 31, 2012	Adjustments	Adjusted three months ended March 31, 2012
Investment income
Interest income	$18,601,183	$(1,022,995)	$17,578,188
Other income	420,818	—	420,818
Total investment income	19,022,001	(1,022,995)	17,999,006
Total expenses pre-incentive fee	5,747,585	—	5,747,585
Pre-Incentive Fee Net Investment Income	13,274,416	(1,022,995)	12,251,421
Incentive fee (1)	3,361,463	—	3,361,463
Post-Incentive Fee Net Investment Income	9,912,953	(1,022,995)	8,889,958
Realized gains on investments	1,007,333	(712,724)	294,609
Net change in unrealized appreciation (depreciation) of investments	12,746,415	1,735,719	14,482,134
Net increase in capital resulting from operations	$23,666,701		$23,666,701

(1)                                 For the three months ended March 31, 2012, the Operating Company incurred total incentive fees of $3,361,463, of which $911,178 related to capital gains incentive fees on a hypothetical liquidation basis.

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. NMF Holdings will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expenses and management and incentive fees) have been capped at $3,000,000 for the time period from April 1, 2011 to March 31, 2012.

The Operating Company incurred $549,804 in expenses in excess of the expense cap for the three months ended March 31, 2012, of which $246,009 was receivable from an affiliate as of March 31, 2012. The Operating Company incurred $2,185,765 in expenses in excess of the expense cap for the year ended December 31, 2011, of which $369,017 was receivable from affiliate as of December 31, 2011.

The Companies, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the “New Mountain” and the “New Mountain Finance” names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Companies, the Investment Adviser and the Administrator will have a right to use the “New Mountain” and “New Mountain Finance” names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Operating Company. Other than with respect to this limited license, the Companies, the Investment Adviser and the Administrator will have no legal right to the “New Mountain” or the “New Mountain Finance” names.

AIV Holdings entered into a Registration Rights Agreement with NMFC, Steven B. Klinsky (the Chairman of our board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registrable securities in such a registration.

AIV Holdings and the Investment Adviser may require NMFC to use its reasonable best efforts to register under the Securities Act of 1933 all or any portion of these registerable securities upon a “demand request”. The demand registration rights are subject to certain limitations.

The Registration Rights Agreement includes limited blackout and suspension periods. In addition, AIV Holdings and the Investment Adviser may also require NMFC to file a shelf registration statement on Form N-2 for the resale of their registerable securities if NMFC is eligible to use Form N-2 at that time.

Holders of registerable securities have “piggyback” registration rights, including AIV Holdings, which means that these holders may include their respective shares in any future registrations of NMFC’s equity securities, whether or not that registration relates to a primary offering by NMFC or a secondary offering by or on behalf of any of NMFC’s stockholders. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have priority over NMFC in any registration that is an underwritten offering.

AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) will be responsible for the expenses of any demand registration (including underwriters’ discounts or commissions) and their pro-rata share of any “piggyback” registration. NMFC has agreed to indemnify AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) with respect to liabilities resulting from untrue statements or omissions in any registration statement filed pursuant to the Registration Rights Agreement, other than untrue statements or omissions resulting from information furnished to NMFC by such parties. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have also agreed to indemnify NMFC with respect to liabilities resulting from untrue statements or omissions furnished by them to NMFC relating to them in any registration statement.

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of March 31, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

NMF Holdings has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs.

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

Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Note 7. Borrowing Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160,000,000. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

The Operating Company became a party to the Holdings Credit Facility upon the IPO of NMFC. The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the “Predecessor Credit Facility”). The Predecessor Credit Facility consisted of two separate facilities. First, the Loan and Security Agreement dated October 21, 2009 among New Mountain Guardian (Leveraged), L.L.C. as the Collateral Manager, New Mountain Guardian Debt Funding, L.L.C. as the Borrower, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, was structured as a revolving credit facility that matured on October 21, 2014. The maximum amount of revolving borrowings available under this credit facility was $112,500,000. Second, the Loan and Security Agreement dated November 19, 2009 among New Mountain Guardian Partners (Leveraged), L.L.C as the Collateral Manager, New Mountain Guardian Partners Debt Funding, L.L.C. as the Borrower, Wells Fargo Securities, L.L.C.

as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility that matures on October 21, 2014. The maximum amount of revolving borrowings available under this credit facility was $7,500,000.

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1,061,909 and $39,236, respectively, for the three months ended March 31, 2012. Interest expense and non-usage fees were $527,347 and $198,675, respectively, for the three months ended March 31, 2011. The weighted average interest rate for the three months ended March 31, 2012 and March 31, 2011 was 3.3% and 3.3%, respectively. The average debt outstanding for the three months ended March 31, 2012 and March 31, 2011 was $128,955,786 and $62,611,936, respectively. The outstanding balance as of March 31, 2012 and December 31, 2011 was $151,922,888 and $129,037,813, respectively. As of March 31, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175,000,000. The SLF Credit Facility is non-recourse to NMF Holdings and is secured by all assets owned by NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1,091,122 and $3,678, respectively, for the three months ended March 31, 2012. Interest expense and non-usage fees were $617,757 and $17,850, respectively, for the three months ended March 31, 2011. The weighted average interest rate for the three months ended March 31, 2012 and March 31, 2011 for the facility was 2.5% and 2.5%, respectively. The average debt outstanding for the three months ended March 31, 2012 and March 31, 2011 was $172,090,248 and $98,497,713, respectively. The outstanding balance as of March 31, 2012 and December 31, 2011 was $175,000,000 and $165,928,000, respectively. As of March 31, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

Leverage risk factors—The Operating Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Operating Company’s lenders will have fixed dollar claims on certain assets that are superior to the claims of the Operating Company’s unit holders, and therefore NMFC’s common stockholders, and the Operating Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Operating Company’s fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Operating Company’s net asset value. Similarly, leverage may cause a sharper decline in the Operating Company’s income than if the Operating Company had not borrowed. Such a decline could negatively affect the Operating Company’s ability to make dividend payments to its unit holders. Leverage is generally considered a speculative investment technique. The Operating Company’s ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

Note 8. Regulation

NMFC and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under Subchapter M of the Code, commencing with the filing of their December 31, 2011 income tax returns. In order to qualify as RICs, among other things, NMFC and AIV Holdings are required to timely distribute to their stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. NMFC and AIV Holdings, among other things, intend to make and continue to make the requisite distributions to their stockholders, which will generally relieve NMFC and AIV Holdings from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code). However, under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV.

Additionally as BDCs, the Companies must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of March 31, 2012, NMF Holdings had unfunded commitments on revolving credit facilities of $18,498,500, outstanding bridge financing commitments of $0 and other future funding commitments of $4,209,820, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments. As of December 31, 2011, NMF Holdings had unfunded commitments on revolving credit facilities of $22,698,500, outstanding bridge financing commitments of $35,000,000 and other future funding commitments of $4,250,632, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of March 31, 2012. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of March 31, 2012 and December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Accumulated Undistributed	Net Unrealized	Total Stockholders’
	Shares	Par Amount	of Par	Income	Realized Gains	Appreciation	Equity
Balance at December 31, 2011	10,697,691	$106,977	$144,248,879	$—	$286,307	$844,658	$145,486,821
Dividends declared	—	—	—	(3,423,261)	—	—	(3,423,261)
Net increase in stockholders’ equity resulting from operations	—	—	—	3,429,721	348,520	4,410,054	8,188,295
Balance at March 31, 2012	10,697,691	$106,977	$144,248,879	$6,460	$634,827	$5,254,712	$150,251,855

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Distributions in Excess of Net	Net Unrealized Appreciation	Total Stockholders’
	Shares	Par Amount	of Par	Income	Realized Gains	(Depreciation)	Equity
Balance at December 31, 2011	100	$1	$292,383,201	$—	$(994,034)	$(16,374,171)	$275,014,997
Dividends declared	—	—	—	(6,471,020)	—	—	(6,471,020)
Net increase in stockholders’ equity resulting from operations	—	—	—	6,483,232	658,813	8,336,361	15,478,406
Balance at March 31, 2012	100	$1	$292,383,201	$12,212	$(335,221)	$(8,037,810)	$284,022,383

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three months ended March 31, 2012:

Three months ended March 31, 2012
Numerator for basic earnings per share:	$8,188,295
Denominator for basic weighted average share:	10,697,691
Basic earnings per share:	$0.77
Numerator for diluted earnings per share(a):	$23,666,701
Denominator for diluted weighted average share(b):	30,919,629
Diluted earnings per share:	$0.77

(a)                                 Includes full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of December 31, 2011 (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective three months ended March 31, 2012 and March 31, 2011.

	Three months ended
	March 31, 2012	March 31, 2011
Total return based on net asset value (a)	5.63%	6.17%
Average net assets for the period	$427,388,028	$266,062,447
Ratio to average net assets (b):
Net investment income	9.33%	14.37%
Total expenses (gross)	9.09%	2.72%
Total expenses (net of reimbursable expenses)	8.57%	2.72%
Net assets, end of period	$434,274,238	$290,197,632
Average debt outstanding—Holdings Credit Facility	$128,955,786	$62,611,936
Average debt outstanding—SLF Credit Facility	$172,090,248	$98,497,713
Weighted average shares outstanding	30,919,629	N/A
Asset coverage ratio	232.84%	268.95%
Portfolio turnover	9.81%	17.15%

(a)                                 For the three months ended March 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the three months ended March 31, 2011, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

(b)                                 Ratio to average net assets has been annualized.

N/A—Not applicable.

Three months ended March 31, 2012
Per unit data for the Operating Company:
Net asset value, January 1, 2012	$13.60
Net investment income	0.32
Net realized and unrealized gains	0.45
Dividends from net investment income	(0.32)
Net increase in net assets resulting from operations	0.45
Net asset value, March 31, 2012	$14.05

The following information sets forth the financial highlights for NMFC for the three months ended March 31, 2012. The ratios to average net assets have been annualized.

Three months ended March 31, 2012
Per share data:
Net asset value, January 1, 2012	$13.60
Net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.32
Net realized and unrealized gains	0.45
Total net increase	0.77
Dividends declared	(0.32)
Net asset value, March 31, 2012	$14.05
Per share market value, March 31, 2012	$13.74
Total return based on market value(a)	4.85%
Total return based on net asset value(b)	5.63%
Average net assets for the period	$147,869,338
Ratio to average net assets:
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.57%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.33%

(a)                                 Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan.

(b)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

The following information sets forth the financial highlights for AIV Holdings for the three months ended March 31, 2012. The ratios to average net assets have been annualized.

Three months ended March 31, 2012
Total return based on net asset value(a)	5.63%
Average net assets for the period	$279,518,690
Ratio to average net assets:
Total expenses	8.57%
Net investment income	9.33%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

Note 13. Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders’ equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity’s net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Companies’ financial statements. Additional disclosure was added where applicable.

Note 14. Subsequent Events

On May 8, 2012, after obtaining stockholder approval at the Companies’ joint annual meeting of stockholders/unit holders held on May 8, 2012, the Operating Company entered into an amended and restated Investment Management Agreement with the Investment Adviser which clarified, among other things, that, subject to receipt of exemptive relief from the Securities and Exchange Commission, any units of the Operating Company issued to the Investment Adviser as compensation for its incentive fee will be calculated based on the greater of (i) the net asset value, or (ii) the market price of NMFC’s common stock. These clarifications are consistent with the disclosure in NMFC’s IPO registration statement.

On May 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2012 distribution of $0.34 per unit/share payable on June 29, 2012 to holders of record as of June 15, 2012.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on June 29, 2012 to holders of record as of June 15, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On May 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a special distribution of $0.23 per unit/share payable on May 31, 2012 to holders of record as of May 21, 2012 related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company. As of this record date, NMFC and AIV Holdings will own 10,697,691 units and 20,221,938 units, respectively, of the Operating Company and will receive a total dividend of $2,460,469 and $4,651,046, respectively. Subsequently, AIV Holdings’ board of directors declared a total dividend of $4,651,046 payable on May 31, 2012 to holders of record as of May 21, 2012.

On May 8, 2012, NMF Holdings entered into a fifth amendment to the Holdings Credit Facility.  This amendment lowered the applicable interest rate spread by 0.25% to 2.75% from 3.00% and extended the maturity date by one year to October 27, 2016.

On May 8, 2012, NMF SLF entered into a ninth amendment to the SLF Credit Facility.  This amendment lowered the applicable interest rate spread by 0.25% to 2.00% from 2.25% and extended the maturity date by one year to October 27, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

New Mountain Finance Holdings, L.L.C.

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C. (the “Company”), including the Consolidated Schedule of Investments as of March 31, 2012, and the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the three months ended March 31, 2012 and March 31, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statements of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedules of Investments as of December 31, 2011, and the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the year then ended (not presented herein); and in our report dated March 7, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Consolidated Statements of Assets, Liabilities and Members’ Capital as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated Statement of Assets, Liabilities, and Members’ Capital from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

New York, New York

May 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

New Mountain Finance Corporation

New York, New York

We have reviewed the accompanying Statement of Assets and Liabilities of New Mountain Finance Corporation (the “Company”) as of March 31, 2012, and the related Statements of Operations, Changes in Net Assets and Cash Flows for the three month period ended March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Statement of Assets and Liabilities of New Mountain Finance Corporation as of December 31, 2011, and the related Statements of Operations, Changes in Net Assets, and Cash Flows for May 19,2011 (commencement of operations) to December 31, 2011 (not presented herein); and in our report dated March 7, 2012 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Assets and Liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the Statement of Assets and Liabilities from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

New York, New York

May 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Statement of Assets and Liabilities of New Mountain Finance AIV Holdings Corporation (the “Company”) as of March 31, 2012, and the related Statements of Operations, Changes in Net Assets and Cash Flows for the three month period ended March 31, 2012. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Statement of Assets and Liabilities of New Mountain Finance AIV Holdings Corporation as of December 31, 2011, and the related Statements of Operations, Changes in Net Assets, and Cash Flows for May 19, 2011 (commencement of operations) to December 31, 2011 (not presented herein); and in our report dated March 7, 2012 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying Statement of Assets and Liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the Statement of Assets and Liabilities from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

New York, New York

May 8, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in management’s discussion and analysis of financial condition and results of operations relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, “we”, “us”, “our” or the “Companies”). Information that relates to an individual registrant will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other registrants other than itself.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the combined notes thereto contained elsewhere in this report.

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and financial statements and combined notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of New Mountain Finance Holdings, L.L.C. (“NMF Holdings”, the “Operating Company” or the “Master Fund”), New Mountain Finance Corporation (“NMFC”) or New Mountain Finance AIV Holdings Corporation (“AIV Holdings”). The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

•                  statements concerning the impact of a protracted decline in the liquidity of credit markets;

•                  the general economy, including interest and inflation rates, and its impact on the industries in which the Operating Company invests;

•                  the ability of the Operating Company’s portfolio companies to achieve their objectives;

•                  the Operating Company’s ability to make investments consistent with its investment objectives, including with respect to the size, nature and terms of its investments;

•                  the ability of New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”) or its affiliates to attract and retain highly talented professionals;

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2011.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “should”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2011.

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

Overview

NMF Holdings is a Delaware limited liability company. NMF Holdings is externally managed and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, NMF Holdings is obligated to comply with certain regulatory requirements. NMF Holdings intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

NMF Holdings is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of March 31, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly- owned subsidiaries, are defined as the “Predecessor Entities”.

NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ended December 31, 2011.

AIV Holdings is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ended December 31, 2011.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, NMF Holdings owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in NMF Holdings. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of NMF Holdings, pursuant to which NMFC and AIV Holdings were admitted as members of NMF Holdings. NMFC acquired from NMF Holdings, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of NMF Holdings (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of NMF Holdings equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of NMF Holdings prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in NMF Holdings. Guardian AIV contributed its units in NMF Holdings to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in NMF Holdings for shares of NMFC’s common stock on a one-for-one basis.

As of March 31, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

The current structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result is that any distributions made to NMFC’s stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

The diagram below depicts our current organizational structure.

NMF Holdings’ investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, NMF Holdings’ investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) opportunities for niche market dominance.

As of March 31, 2012, the Operating Company’s net asset value was $434.3 million and its portfolio had a fair value of approximately $758.2 million in 57 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.6% and 12.8%, respectively. “Adjusted Yield to Maturity” assumes that the investments in the Operating Company’s portfolio are purchased at fair value on March 31, 2012 and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C (“NMF SLF”). NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF’s net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors. References to “Unadjusted Yield to Maturity” have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Operating Company, but rather the assets themselves are consolidated into the Operating Company.

Recent Developments

On May 8, 2012, after obtaining stockholder approval at the Companies’ joint annual meeting of stockholders/unit holders held on May 8, 2012, the Operating Company entered into an amended and restated investment advisory and management agreement (the “Investment Management Agreement”) with the Investment Adviser which clarified, among other things, that, subject to receipt of exemptive relief from the Securities and Exchange Commission, any units of the Operating Company issued to the Investment Adviser as compensation for its incentive fee will be calculated based on the greater of (i) the net asset value, or (ii) the market price of NMFC’s common stock. These clarifications are consistent with the disclosure in NMFC’s IPO registration statement.

On May 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2012 distribution of $0.34 per unit/share payable on June 29, 2012 to holders of record as of June 15, 2012.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on June 29, 2012 to holders of record as of June 15, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On May 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a special distribution of $0.23 per unit/share payable on May 31, 2012 to holders of record as of May 21, 2012 related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company. As of this record date, NMFC and AIV Holdings will own 10,697,691 units and 20,221,938 units, respectively, of the Operating

Company and will receive a total dividend of $2.5 million and $4.6 million, respectively. Subsequently, AIV Holdings’ board of directors declared a total dividend of $4.6 million payable on May 31, 2012 to holders of record as of May 21, 2012.

On May 8, 2012, NMF Holdings entered into a fifth amendment to the Holdings Credit Facility.  This amendment lowered the applicable interest rate spread by 0.25% to 2.75% from 3.00% and extended the maturity date by one year to October 27, 2016.

On May 8, 2012, NMF SLF entered into a ninth amendment to the SLF Credit Facility.  This amendment lowered the applicable interest rate spread by 0.25% to 2.00% from 2.25% and extended the maturity date by one year to October 27, 2016.

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

Basis of Accounting

NMF Holdings consolidates its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a Master Fund-Feeder fund structure in ASC 946 in instances in which a Master Fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

Valuation and Leveling of Portfolio Investments

The Operating Company conducts the valuation of assets, pursuant to which its net asset value, and, consequently, NMFC’s and AIV Holdings’ net asset values are determined, at all times consistent with GAAP and the 1940 Act.

The Operating Company values its assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, the Operating Company’s board of directors is ultimately and solely responsible for determining the fair value of its portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available, and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Operating Company’s quarterly valuation procedures are set forth in more detail below:

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

b.                                      Preliminary valuation conclusions will then be documented and discussed with the Operating Company’s senior management;

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Operating Company’s board of directors.

d.                                      Also, when deemed appropriate by the Operating Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2012:

(in thousands)	Total	Level I	Level II	Level III
First lien	$426,983	$—	$376,414	$50,569
Second lien	275,333	—	232,078	43,255
Subordinated	53,052	—	46,481	6,571
Equity and other	2,850	—	—	2,850
Total investments	$758,218	$—	$654,973	$103,245

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC’s and AIV Holdings’ investments in the Operating Company are carried at fair value and represent the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

NMF Holdings generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs.

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, NMF Holdings evaluates the overall performance and financial stability of the portfolio company.  Post investment, NMF Holdings analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  NMF Holdings also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  NMF Holdings leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company.

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of March 31, 2012, NMF Holdings used a range of 3.5x to 9.0x relevant EBITDA to determine the enterprise value of its investments.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of March 31, 2012, NMF Holdings used a discount range of 6.3% to 23.4% to value its investments.

Revenue Recognition

The Operating Company’s revenue recognition policies are as follows:

Sales and paydowns of investments:  Realized gains and losses on investments are determined on the specific identification method.

Interest income:  Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Operating Company has loans in the portfolio that contain a payment-in-kind (“PIK”) provision. PIK represents interest that is accrued and recorded as interest income at the contractual rates, added to the loan principal on the respective capitalization dates, and generally due at maturity.

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.

NMFC’s and AIV Holdings’ revenue recognition policies are as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC’s and AIV Holdings’ Statements of Operations. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC’s IPO price of $13.75 per unit and the actual net asset value per unit.

All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. NMFC and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

With respect to the expenses incident to any registration of shares of NMFC’s common stock issued in exchange for units of the Operating Company, AIV Holdings is responsible for the expenses of any demand registration (including underwriters’ discounts or commissions) and their pro-rata share of any “piggyback” registration expenses. No shares have been exchanged since formation.

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

The Operating Company uses an investment rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. The Operating Company uses a four-level numeric rating scale as follows:

•                  Investment Rating 1—Investment is performing materially above expectations;

•                  Investment Rating 2—Investment is performing materially in-line with expectations. All new loans are rated 2 at initial purchase;

•                  Investment Rating 3—Investment is performing materially below expectations and risk has increased materially since the original investment; and

•                  Investment Rating 4—Investment is performing substantially below expectations and risks have increased substantially since the original investment. Payments may be delinquent. There is meaningful possibility that the Operating Company will not recoup its original cost basis in the investment and may realize a substantial loss upon exit.

As of March 31, 2012, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of one investment. As of March 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory headwinds which have led to the portfolio company’s underperformance. At March 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company was also put on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2012, this first lien debt investment had a cost basis of $4.3 million, a fair value of $0.4 million and total unearned interest income of $0.1 million for the quarter then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1.6 million and a combined fair value of $1.8 million as of March 31, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. Neither super priority first lien positions are on non-accrual status. As of March 31, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5.9 million and an aggregate fair value of $2.2 million.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $758.2 million in 57 portfolio companies at March 31, 2012 and approximately $703.5 million in 55 portfolio companies at December 31, 2011. For the three months ended March 31, 2012, NMF Holdings made approximately $106.7 million of new investments in 11 portfolio companies. For the three months ended March 31, 2011, NMF Holdings made approximately $87.3 million of new investments in 11 portfolio companies.

For the three months ended March 31, 2012, NMF Holdings had approximately $22.9 million in debt repayments in existing portfolio companies and sales of securities in nine portfolio companies aggregating approximately $48.8 million. In addition, during the three months ended March 31, 2012, NMF Holdings had a change in unrealized appreciation on 39 portfolio companies totaling approximately $15.4 million, which was offset by a change in unrealized depreciation on 23 portfolio companies totaling approximately $2.7 million. For the three months ended March 31, 2011, NMF Holdings had approximately $51.4 million in debt repayments in existing portfolio companies and sales of securities in four portfolio companies aggregating approximately $25.9 million. During the three months ended March 31, 2011, NMF Holdings had a change in unrealized appreciation on 31 portfolio companies totaling approximately $7.4 million, which was offset by a change in unrealized depreciation on 17 portfolio companies totaling approximately $6.3 million.

At March 31, 2012, the Operating Company’s weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.6% and 12.8%, respectively.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders’ equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity’s net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Companies’ financial statements. Additional disclosure was added where applicable.

Results of Operations

Since NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, NMFC’s and AIV Holdings’ results of operations are based on the Operating Company’s results of operations.

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investment as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective “Adjusted Net Investment Income” (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains (“Adjusted Realized Capital Gains”) or losses (“Adjusted Realized Capital Losses”) and unrealized capital appreciation (“Adjusted Unrealized Capital Appreciation”) and unrealized capital depreciation (“Adjusted Unrealized Capital Depreciation”). See Item 1.—Financial Statements—Note 5, Agreements for additional details.

The following table for the Operating Company for the three months ended March 31, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended March 31, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended March 31, 2012
Investment income
Interest income	$18,601	$(1,023)	$—	$17,578
Other income	421	—	—	421
Total investment income	19,022	(1,023)	—	17,999
Total expenses pre-incentive fee	5,748	—	—	5,748
Pre-Incentive Fee Net Investment Income	13,274	(1,023)	—	12,251
Incentive fee	3,361	—	(911)	2,450
Post-Incentive Fee Net Investment Income	9,913	(1,023)	911	9,801
Realized gain (loss) on investments	1,007	(713)	—	294
Net change in unrealized appreciation (depreciation) of investments	12,747	1,736	—	14,483
Capital gains incentive fees	—	—	(911)	(911)
Net increase in capital resulting from operations	$23,667			$23,667

(1)                                  For the three months ended March 31, 2012, the Operating Company incurred total incentive fees of $3.4 million, of which $0.9 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the three months ended March 31, 2012, the Operating Company had a $1.0 million adjustment to interest income for amortization, a decrease of $0.7 million to realized gains and an increase of $1.7 million to unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. The Operating Company’s Adjusted Net Investment Income was $9.8 million for the three months ended March 31, 2012.

In accordance with GAAP, the Operating Company accrued $0.9 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of March 31, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended March 31, 2012 and March 31, 2011

Revenue

	Three months ended		Percent
(in thousands)	March 31, 2012	March 31, 2011	Change
Interest income	$18,601	$11,168	67%
Other income	421	44	NM	*
Total investment income	$19,022	$11,212

*  Not meaningful.

The Operating Company’s total investment income increased by $7.8 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in investment income from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011 and the Operating Company’s use of leverage from its revolving credit facilities to invest in debt.  Additionally in 2012, the Operating Company’s other income increased due to commitment fees received associated with the closing of its two bridge facilities held as of December 31, 2011.

Operating Expenses

	Three months ended		Percent
(in thousands)	March 31, 2012	March 31, 2011	Change
Incentive fee (1)	$3,361	$—	N/A
Management fee	2,514	34	NM *
Interest and other credit facility expenses	2,483	1,547	61%
Professional fees	202	53	281%
Other expenses	549	148	271%
Total operating expenses	$9,109	$1,782

*  Not meaningful.

(1)                                  For the three months ended March 31, 2012, the total incentive fees incurred of $3.4 million included $0.9 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $7.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Interest and other credit facility expenses increased by $0.9 million during the three months ended March 31, 2012, because the average debt outstanding increased from $62.6 million to $129.0 million for the Holdings Credit Facility and from $98.5 million to $172.1 million for the SLF Credit Facility for the three months ended March 31, 2011 compared to March 31, 2012.

Additionally, the Operating Company’s management fees and incentive fees increased by $2.5 million and $3.4 million, respectively, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three months ended		Percent
(in thousands)	March 31, 2012	March 31, 2011	Change
Realized gains on investments	$1,007	$5,892	(83)%
Net change in unrealized appreciation (depreciation) of investments	12,747	1,097	NM	*
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$13,754	$6,989

*  Not meaningful.

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $13.8 million for the three months ended March 31, 2012 compared to a net gain of $7.0 million for the same period in 2011. We look at total realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2012 was primarily related to the overall increase in the market, directly impacting the prices of the Operating Company’s portfolio. The net gain for the three months ended March 31, 2011 was primarily driven by the appreciation of the Operating Company’s portfolio and the sale or repayment of investments with fair values in excess of December 31, 2010 valuations, resulting in realized gains being greater than the reversal of the cumulative unrealized gains for those investments.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company’s repayment of indebtedness, the Operating Company’s investments in portfolio companies, cash distributions to the Operating Company’s unit holders or for other general corporate purposes.

Guardian AIV and New Mountain Guardian Partners, L.P. contributed a portfolio to the Operating Company in connection with the IPO of NMFC, receiving 20,221,938 units of NMF Holdings and 1,252,964 shares of NMFC, respectively. On May 19, 2011, NMFC priced its initial offering of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement. NMFC used the gross proceeds from the IPO and Concurrent Private Placement to acquire units in NMF Holdings.

The Operating Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC.

At March 31, 2012 and December 31, 2011, the Operating Company had cash and cash equivalents of approximately $13.6 million and $15.3 million, respectively. Cash (used in) operating activities for the three months ended March 31, 2012 and March 31, 2011 was approximately $(30.1) million and $(70.5) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 21, 2015. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160.0 million. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of LIBOR plus 3.0% per annum and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.1 million and $39.2 thousand, respectively, for the three months ended March 31, 2012. Interest expense and non-usage fees were $0.5 million and $0.2 million, respectively, for the three months ended March 31, 2011. The weighted average interest rate for the three months ended March 31, 2012 and March 31, 2011 was 3.3% and 3.3%, respectively. The average debt outstanding for the three months ended March 31, 2012 and March 31, 2011 was $129.0 million and $62.6 million, respectively. The outstanding balance of Holdings Credit Facility as of March 31, 2012 and December 31, 2011 was $151.9 million and $129.0 million, respectively. As of March 31, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the existing credit facilities.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2015. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175.0 million. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.25% per annum. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.1 million and $3.7 thousand, respectively, for the three months ended March 31, 2012. Interest expense and non-usage fees were $0.6 million and $17.9 thousand, respectively, for the three months ended March 31, 2011. The weighted average interest rate for the three months ended March 31, 2012 and March 31, 2011 was 2.5% and 2.5%, respectively. The average debt outstanding for the three months ended March 31, 2012 and March 31, 2011 was $172.1 million and $98.5 million, respectively. The outstanding balance as of March 31, 2012 and December 31, 2011 was $175.0 million and $165.9 million, respectively. As of March 31, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the existing credit facilities.

Off-Balance Sheet Arrangements

NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2012 and December 31, 2011, the Operating Company had outstanding commitments to third parties to fund investments totaling $22.7 million and $27.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

NMF Holdings may from time to time enter into financing commitment letters or bridge financing commitments. As of March 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments. As of March 31, 2012 and December 31, 2011, the Operating Company entered into bridge financing commitments in an aggregate par amount of $0 million and $35.0 million, respectively, which could require funding in the future.

Borrowings

The Operating Company had borrowings of $151.9 million and $129.0 million outstanding as of March 31, 2012 and December 31, 2011, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $175.0 million and $165.9 million outstanding as of March 31, 2012 and December 31, 2011, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of March 31, 2012 is as follows:

		Contractual Obligations Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$151,923	$—	$—	$151,923	$—
SLF Credit Facility(2)	175,000	—	—	175,000	—
Total Contractual Obligations	$326,923	$—	$—	$326,923	$—

(1)                                 Under the terms of the $160.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($151.9 million as of March 31, 2012) must be repaid on or before October 21, 2015. As of March 31, 2012, there was approximately $8.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $175.0 million SLF Credit Facility, all outstanding borrowings under that facility ($175.0 million as of March 31, 2012) must be repaid on or before October 27, 2015. As of March 31, 2012, there was $0 million of possible capacity remaining under the SLF Credit Facility.

NMF Holdings has certain contracts under which it has material future commitments. The Operating Company has $22.7 million of undrawn funding commitments as of March 31, 2012 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of March 31, 2012, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide the Operating Company with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

We have also entered into an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to perform, or oversee the performance of, our financial records, our reports to stockholders / unit holders and reports filed with the Securities and Exchange Commission.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

Dividends declared to stockholders / unit holders of the Companies for the three months ended March 31, 2012 totaled $9.9 million, of which $6.5 million remained as an outstanding payable as of March 31, 2012 to AIV Holdings only and its stockholders. Tax characteristics of all dividends paid by NMFC and AIV Holdings are reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2012
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	$0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$1.18

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions) (1)
December 31, 2012
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012 (2)	$6.5

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$23.9

(1)

As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(2)	Actual cash payment was made on April 4, 2012.

Since NMFC and AIV Holdings are holding companies, all distributions on their common stock will be paid from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. Under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV out of assets legally available for distribution each quarter. NMFC intends to distribute approximately its entire portion of the Operating Company’s Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

NMFC maintains an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Operating Company declares a dividend, then NMFC stockholders’ cash dividends will be automatically reinvested in additional shares of NMFC’s common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. Cash dividends reinvested in additional shares of NMFC’s common stock will be automatically reinvested by NMFC in NMF Holdings in exchange for additional units of the Operating Company. See Item 1—Financial Statements—Note 2, Summary of Significant Accounting Policies for additional details regarding NMFC’s dividend reinvestment plan.

AIV Holdings does not intend to reinvest any distributions received in additional units of the Operating Company.

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of March 31, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

•                  NMF Holdings has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

•                  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expense and management and incentive fees) has been capped at $3.0 million for the time period from April 1, 2011 to March 31, 2012 and capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013.

•                  The Companies, the Investment Adviser and the Administrator have entered into a royalty-free Trademark License Agreement, as amended, with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the name “New Mountain” and “New Mountain Finance”.

In addition, NMFC and the Operating Company have adopted a formal code of ethics that governs the conduct of their respective officers and directors. These officers and directors also remain subject to the duties imposed by the 1940 Act, the Delaware General Corporation Law and the Delaware Limited Liability Company Act.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company’s investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NMF Holdings is subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2012, certain of the loans held in the Operating Company’s portfolio had floating interest rates. Interest rates on the loans held within the Operating Company’s portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on 1-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on March 31, 2012. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, NMF Holdings uses the outstanding balance as of March 31, 2012. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of March 31, 2012, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2012. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2012, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	1.32%
Base Interest Rate	—%
+100 Basis Points	(4.56)%
+200 Basis Points	0.04%
+300 Basis Points	7.01%

The Operating Company was not exposed to any foreign currency exchange risks as of March 31, 2012.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of March 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Companies’ registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Companies” refers to the collective:  New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2012.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2012, as a part of NMFC’s dividend reinvestment plan for its common stockholders, NMFC purchased 59,418 shares of its common stock for $0.8 million in the open market in order to satisfy the reinvestment portion of its dividends. The following chart outlines repurchases of NMFC’s common stock during the quarter ended March 31, 2012.

Month	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	—	$—	—	$—
February 2012	—	—	—	—
March 2012	59,418	13.73	—	—
Total	59,418	$13.73	—	$—

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.  Exhibits

(a)                                 Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
2.1	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Debt Funding, L.L.C.(5)

2.2	Merger Agreement, dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

2.3	Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

3.1(a)	Certificate of Incorporation of New Mountain Guardian Corporation(3)

3.1(b)	Certificate of Amendment to Certificate of Incorporation of New Mountain Guardian Corporation changing its name to New Mountain Finance Corporation(1)

3.1(c)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(4)

3.1(d)	Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C.(1)

3.1(e)	Certificate of Amendment to Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C. changing its name to New Mountain Finance Holdings, L.L.C.(5)

Exhibit Number	Description
3.1(f)	Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(6)

3.1(g)	Amended and Restated Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(9)

3.1(h)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(7)

3.1(i)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance AIV Holdings Corporation(7)

3.2(a)	Bylaws of New Mountain Finance Corporation(3)

3.2(b)	Amended and Restated Bylaws of New Mountain Finance Corporation(4)

3.3	Bylaws of New Mountain Finance AIV Holdings Corporation(6)

4.1	Form of Stock Certificate of New Mountain Finance Corporation(1)

4.2	Form of Stock Certificate of New Mountain Finance AIV Holdings Corporation(2)

10.1	Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.2	First Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.3	Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.4	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(8)

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender

10.12

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.13

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.14

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

Exhibit Number	Description
10.15

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.16

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.17

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.18

Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender

10.19

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.20	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(10)

10.21	Form of Amended and Restated Investment Advisory and Management Agreement(1)

10.22	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.23	Amended and Restated Administration Agreement(8)

10.24	Form of Trademark License Agreement(1)

10.25	Amendment No. 1 to Trademark License Agreement(8)

10.26	Form of Registration Rights Agreement(1)

10.27	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.28	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.29	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)

10.30	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File Nos. 333-168280 and 333-172503) filed on May 9, 2011.

(2)                                 Previously filed in connection with New Mountain Finance AIV Holdings Corporation’s registration statement on Form 10 (File No. 000-54412), filed May 19, 2011.

(3)                                 Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 (File No. 333-168280) filed on July 22, 2010.

(4)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 11, 2011.

(5)                                 Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s quarterly report on Form 10-Q filed on August 11, 2011.

(6)                                 Previously filed in connection with New Mountain Finance AIV Holdings Corporation’s quarterly report on Form 10-Q filed on August 23, 2011.

(7)                                 Previously filed in connection with New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation report on Form 8-K filed on August 25, 2011.

(8)                                Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(9)                                 Previously filed in connection with New Mountain Finance AIV Holdings Corporation’s report on Form 8-K filed on February 29, 2012.

(10)                          Previously filed as Annex A to New Mountain Finance Corporation’s, New Mountain Finance Holdings, L.L.C.’s and New Mountain Finance AIV Holdings Corporations’ Joint Proxy Materials on Schedule 14A filed on March 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2012.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C. NEW MOUNTAIN FINANCE CORPORATION NEW MOUNTAIN FINANCE AIV HOLDINGS CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer (Principal Executive Officer)

By:	/s/ ADAM B. WEINSTEIN
Adam B. Weinstein
Chief Financial Officer (Principal Financial and Accounting Officer)