Form 10-Q
period 2012-06-30
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2012-08-08
CIK 1491925, 1496099, 1515173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2012

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of August 8, 2012
New Mountain Finance Holdings, L.L.C.	Common membership units	30,919,629
New Mountain Finance Corporation	Common stock, $0.01 par value	10,697,691
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

		PAGE

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of June 30, 2012 (unaudited) and December 31, 2011	2
	Consolidated Statements of Operations for the three months and six months ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	3
	Consolidated Statements of Changes in Members’ Capital for the six months ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (unaudited) and June 30, 2011 (unaudited)	5
	Consolidated Schedule of Investments as of June 30, 2012 (unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2011	12
	New Mountain Finance Corporation
	Statement of Assets and Liabilities as of June 30, 2012 (unaudited) and December 31, 2011	18
	Statements of Operations for the three months and six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	19
	Statement of Changes in Net Assets for the six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	20
	Statement of Cash Flows for the six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	21
	New Mountain Finance AIV Holdings Corporation
	Statement of Assets and Liabilities as of June 30, 2012 (unaudited) and December 31, 2011	22
	Statements of Operations for the three months and six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	23
	Statement of Changes in Net Assets for the six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	24
	Statement of Cash Flows for the six months ended June 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to June 30, 2011 (unaudited)	25

	Combined Notes to the Financial Statements for New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation	26

	Report of Independent Registered Public Accounting Firm	49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION		69

Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
	Signatures	74

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments at fair value (cost of $747,213,642 and $699,864,784, respectively)	$751,078,894	$703,513,560
Cash and cash equivalents	9,508,403	15,318,811
Interest receivable	7,045,804	7,307,092
Deferred credit facility costs (net of accumulated amortization of $1,367,025 and $855,955, respectively)	4,938,821	3,713,739
Deferred offering costs	187,359	—
Receivable from affiliate	118,853	369,017
Other assets	795,788	356,486
Total assets	$773,673,922	$730,578,705
Liabilities
SLF Credit Facility	173,112,281	165,928,000
Holdings Credit Facility	138,756,913	129,037,813
Payable for unsettled securities purchased	19,200,000	7,604,931
Dividends payable	6,875,459	—
Incentive fee payable	3,682,368	2,317,328
Management fee payable	2,605,561	2,200,354
Interest payable	571,386	1,747,095
Other liabilities	1,135,145	1,241,366
Total liabilities	345,939,113	310,076,887
Members’ Capital	427,734,809	420,501,818
Total liabilities and members’ capital	$773,673,922	$730,578,705
Outstanding common membership units	30,919,629	30,919,629
Capital per unit	$13.83	$13.60

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Investment income

Interest income	$20,124,043	$12,810,147	$38,725,226	$23,978,194
Other income	174,980	306,144	595,798	349,817
Total investment income	20,299,023	13,116,291	39,321,024	24,328,011

Expenses

Incentive fee	2,771,189	504,393	6,132,652	504,393
Management fee	2,605,561	773,509	5,119,857	807,509
Interest and other credit facility expenses	2,401,028	1,534,147	4,884,317	3,080,900
Professional fees (net of reimbursable expenses of $118,853, $130,186, $364,862 and $130,186, respectively)	307,535	516,678	509,373	569,834
Administrative expenses (net of reimbursable expenses of $279,048, $180,255, $582,843 and $180,255, respectively)	224,875	62,610	476,744	203,418
Other general and administrative expenses	342,590	170,712	638,883	178,568
Total expenses	8,652,778	3,562,049	17,761,826	5,344,622
Net investment income	11,646,245	9,554,242	21,559,198	18,983,389

Net realized gains on investments	11,968,454	6,659,833	12,975,787	12,552,163
Net change in unrealized (depreciation) appreciation of investments	(12,529,939)	(7,559,450)	216,476	(6,462,113)
Net increase in capital resulting from operations	$11,084,760	$8,654,625	$34,751,461	$25,073,439

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Increase (decrease) in members’ capital resulting from operations:
Net investment income	$21,559,198	$18,983,389
Net realized gains on investments	12,975,787	12,552,163
Net change in unrealized appreciation (depreciation) of investments	216,476	(6,462,113)
Net increase in members’ capital resulting from operations	34,751,461	25,073,439
Distributions	—	(10,249,155)
Contributions	—	195,294,674
Dividends declared	(27,518,470)	—
Offering costs	—	(11,440,923)
Net increase in members’ capital	7,232,991	198,678,035
Members’ capital at beginning of period	420,501,818	241,927,261
Members’ capital at end of period	$427,734,809	$440,605,296

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net increase in capital resulting from operations	$34,751,461	$25,073,439
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(12,975,787)	(12,552,163)
Net change in unrealized (appreciation) depreciation of investments	(216,476)	6,462,113
Amortization of purchase discount	(3,006,326)	(3,401,906)
Amortization of deferred credit facility costs	511,070	311,283
Non-cash interest income	(715,298)	(727,135)
(Increase) decrease in operating assets:
Purchase of investments	(233,117,132)	(245,993,220)
Proceeds from sales and paydowns of investments	203,830,686	152,208,584
Cash received for purchase of undrawn portion of revolving credit facility	—	1,260,000
Cash paid for drawn revolvers	(7,665,000)	(535,593)
Cash repayments on drawn revolvers	6,300,000	—
Interest receivable	261,288	(1,038,712)
Receivable from affiliate	250,164	—
Other assets	(439,302)	(754,525)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	11,595,069	(71,576,780)
Incentive fee payable	1,365,040	504,393
Management fee payable	405,207	807,509
Interest payable	(1,175,709)	279,149
Payable to affiliates	—	(202,180)
Other liabilities	(61,335)	(326,040)
Net cash flows (used in) provided by operating activities	(102,380)	(150,201,784)
Cash flows from financing activities
Contributions	—	195,294,674
Distributions	—	(10,249,155)
Dividends paid	(20,643,011)	—
Offering costs paid	(101,299)	(8,344,393)
Proceeds from Holdings Credit Facility	177,618,025	63,281,605
Repayment of Holdings Credit Facility	(167,898,925)	(88,678,542)
Proceeds from SLF Credit Facility	46,943,332	92,043,800
Repayment of SLF Credit Facility	(39,759,051)	(22,062,352)
Deferred credit facility costs paid	(1,867,099)	(3,977,249)
Net cash flows (used in) provided by financing activities	(5,708,028)	217,308,388
Net (decrease) increase in cash and cash equivalents	(5,810,408)	67,106,604
Cash and cash equivalents at the beginning of the period	15,318,811	10,744,082
Cash and cash equivalents at the end of the period	$9,508,403	$77,850,686
Supplemental disclosure of cash flow information
Interest paid	$5,323,912	$1,962,278
Non-cash financing activities:
Dividends declared and payable	$6,875,459	$—
Accrual for offering costs	86,060	3,096,530
Accrual for deferred credit facility costs	61,153	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

June 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien (3)	7.25% (Base Rate + 6.00%)	12/12/2018	$15,000,000	$14,552,352	$14,722,500	3.44%

Total Funded Debt Investments—United Kingdom				$15,000,000	$14,552,352	$14,722,500	3.44%

Funded Debt Investments—United States
Plato, Inc. (Archipelago Learning, Inc.)
Education	First lien (3)	7.50% (Base Rate + 6.00%)	5/17/2018	$12,000,000	$11,646,435	$11,962,500
	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	25,000,000	24,505,115	24,703,125
				37,000,000	36,151,550	36,665,625	8.57%

Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,000,000	8,920,755	8,977,500
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,729,250	20,050,000
				29,000,000	28,650,005	29,027,500	6.79%

Global Knowledge Training LLC
Education	First lien (3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,837,224	4,772,210	4,764,666
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,788,152	23,755,300
				29,087,224	28,560,362	28,519,966	6.67%

Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.50% (Base Rate + 3.25%)	8/1/2014	14,755,543	12,784,371	14,275,988
	Second lien (2)	6.75% (Base Rate + 6.50%)	2/1/2015	15,000,000	12,354,185	13,950,000
				29,755,543	25,138,556	28,225,988	6.60%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	8,000,000	7,842,359	7,916,000
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	20,000,000	19,406,247	19,587,500
				28,000,000	27,248,606	27,503,500	6.43%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien (2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,095,068	24,625,000	5.76%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,800,000	19,306,272	19,354,500
	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	5,000,000	4,803,707	4,887,500
				24,800,000	24,109,979	24,242,000	5.67%

Renaissance Learning, Inc.
Education	Second lien (2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,063,864	20,100,000	4.70%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,144,523	16,695,606
	Subordinated (2)	15.00% PIK*	6/30/2016	3,518,479	3,354,963	3,194,889
				20,886,900	20,499,486	19,890,495	4.65%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,738,856	19,700,000	4.60%

Transplace Texas, L.P.
Logistics	Second lien (2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,549,196	19,500,000	4.56%

eResearchTechnology, Inc.
Healthcare Services	First lien (2)	8.00% (Base Rate + 6.50%)	5/2/2018	20,000,000	19,200,000	19,200,000	4.49%

Ipreo Holdings LLC
Information Services	First lien (3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,609,375	18,244,485	18,562,852	4.34%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

NEWAsurion Corporation (6)
Business Services
Asurion, LLC (fka Asurion Corporation)	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	$5,000,000	$4,978,378	$5,128,125
Lonestar Intermediate Super Holdings, LLC	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000,000	11,649,756	12,342,000
				17,000,000	16,628,134	17,470,125	4.08%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	17,500,000	17,283,942	17,412,500	4.07%

PODS, Inc. (7)
Consumer Services
PODS Funding Corp. II	First lien (3)	8.50% (Base Rate + 7.00%)	11/29/2016	12,734,077	12,386,167	12,670,407
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	4,500,000	4,352,251	4,344,095
				17,234,077	16,738,418	17,014,502	3.98%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,830,035	16,694,323	16,661,734	3.89%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.00% (Base Rate + 8.00%)	12/31/2015	16,406,308	16,161,010	16,488,340	3.85%

OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,925,000	14,652,855	14,980,969	3.50%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,754,147	14,850,000	3.47%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,775,000	14,469,492	14,821,172	3.46%

Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien (2)	7.00% (Base Rate + 5.75%)	6/19/2018	15,000,000	14,700,654	14,700,000	3.44%

SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	15,163,953	14,505,783	14,699,557	3.44%

Triple Point Technology, Inc.
Software	First lien (3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,427,500	13,899,706	14,535,706	3.40%

Pacific Architects and Engineers Incorporated
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,871,885	14,100,000	3.30%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,814,975	14,645,542	13,222,365	3.09%

Aspen Dental Management, Inc
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,935,000	12,690,433	12,886,494	3.01%

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,275,283	12,123,296	12,290,627	2.87%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,903,462	11,940,000	2.79%

Permian Tank & Manufacturing, Inc.
Energy	First lien (3)	9.00% (Base Rate + 7.25%)	3/15/2017	11,828,829	11,546,638	11,533,108	2.70%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,343,875	11,174,700	11,358,055	2.65%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 4.99%)	12/14/2016	$11,192,992	$11,060,805	$11,025,097	2.58%

Merrill Communications LLC
Business Services	First lien (2)	7.75% (Base Rate + 4.50%)	12/24/2012	11,421,788	10,834,927	10,765,035	2.52%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,962,500	4,782,927	5,002,820
	Subordinated (2)	11.13%	8/15/2019	5,000,000	4,940,257	5,500,000
				9,962,500	9,723,184	10,502,820	2.46%

CHG Companies, Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,838,824	10,050,000	2.35%

YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien (1)(2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	10,329,897	10,026,652	10,020,000	2.34%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,917,822	9,950,000	2.33%

Premier Dental Services, Inc. (Western)
Healthcare Services	First lien (2)	5.97% (Base Rate + 5.50%)	7/1/2013	9,961,832	9,420,645	9,463,740	2.21%

Merge Healthcare Inc.**
Healthcare Services	First lien (2)	11.75%	5/1/2015	9,000,000	8,897,244	9,337,500	2.18%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,851,864	9,270,000	2.17%

Tekelec Global, Inc.
Software	First lien (3)	9.00% (Base Rate + 7.50%)	1/29/2018	7,820,000	7,709,062	7,702,700	1.80%

Physio-Control International, Inc.
Healthcare Products	First lien (2)(8)	9.88%	1/15/2019	7,000,000	7,000,000	7,490,000	1.75%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,868,750	6,841,269	6,834,406	1.60%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	2/18/2017	7,312,500	7,223,525	6,581,250	1.54%

Alion Science and Technology Corporation
Federal Services	First lien (2)	10.00% + 2.00% PIK*	11/1/2014	6,257,192	6,017,932	5,876,549	1.37%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,664,000	6,364,947	5,831,000	1.36%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	11.50% (Base Rate + 9.50%)	10/10/2016	6,000,000	5,902,813	5,220,000	1.22%

LVI Services Inc.
Industrial Services	First lien (2)	9.75% (Base Rate + 6.50%)	3/31/2014	5,063,248	4,547,127	4,354,394	1.02%

Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	3,989,171	3,873,125	3,890,690	0.91%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Mach Gen, LLC
Power Generation	Second lien (2)	7.97% PIK (Base Rate + 7.50%)*	2/22/2015	$5,391,921	$4,670,806	$3,696,603	0.86%

Brickman Group Holdings, Inc.
Business Services	Subordinated (2)(8)	9.13%	11/1/2018	3,650,000	3,323,358	3,577,000	0.84%

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	3,428,571	3,381,359	3,325,714	0.78%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK) (5)*	12/30/2014	4,432,500	4,306,437	332,438
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012— Past Due	102,861	93,691	82,289
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012— Past Due	1,665,103	1,516,666	1,332,082
				6,200,464	5,916,794	1,746,809	0.41%

Advantage Sales & Marketing Inc.
Business Services	First lien (2)(4)	6.25% (Base Rate + 3.00%)	12/17/2015	1,365,000	1,365,000	1,262,625	0.30%

Total Funded Debt Investments—United States				$753,578,703	$731,403,517	$734,502,112	171.72%

Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	$2,109	$2,109
	Preferred shares (2)	—	—	2,423	2,422,891	2,422,891
					2,425,000	2,425,000	0.57%
Stratus Technologies, Inc.
Information Technology	Ordinary shares (2)	—	—	144,270	65,123	5,869
	Preferred shares (2)	—	—	32,830	14,819	1,336
					79,942	7,205	0.00%

Total Shares					$2,504,942	$2,432,205	0.57%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	$292,851	$209,827	0.05%

PODS, Inc. (7)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129	155,905	155,906	0.04%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$642,606	$380,105	0.09%

Total Funded Investments					$749,103,417	$752,036,922	175.82%

Unfunded Debt Investments—United States

Kronos Incorporated
Software	First lien (2)(4)— Undrawn	—	6/11/2013	4,198,500	(629,775)	(272,903)	(0.07)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Advantage Sales & Marketing Inc.
Business Services	First lien (2)(4)—Undrawn	—	12/17/2015	$9,135,000	$(1,260,000)	$(685,125)	(0.16)%

Total Unfunded Debt Investments				$13,333,500	$(1,889,775)	$(958,028)	(0.23)%

Total Investments					$747,213,642	$751,078,894	175.59%

(1)                                     Investment includes a warrant to purchase a percentage interest of YP Equity Investors, LLC.

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

(8)                                     Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities are considered liquid and may be resold in transactions exempt from registration to qualified institutional buyers. At June 30, 2012, the aggregate market value of these securities amounted to $11,067,000 or 2.59% of members’ capital.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

June 30, 2012

(unaudited)

June 30, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	58.02%
Second lien	37.75%
Subordinated	3.86%
Equity and other	0.37%
Total investments	100.00%

June 30, 2012
Industry Type	Percent of Total Investments at Fair Value
Healthcare Services	20.55%
Education	18.94%
Software	18.17%
Federal Services	9.06%
Business Services	7.54%
Healthcare Products	4.28%
Consumer Services	4.26%
Information Services	3.98%
Logistics	3.29%
Media	2.80%
Industrial Services	2.56%
Healthcare Information Technology	1.76%
Energy	1.54%
Information Technology	0.78%
Power Generation	0.49%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments—United States
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	6.50% (Base Rate + 5.00%)	4/27/2017	$13,825,000	$13,703,238	$13,583,062
	Second lien (2)	9.50% (Base Rate + 8.00%)	10/27/2017	20,000,000	19,669,018	19,200,000
				33,825,000	33,372,256	32,783,062	7.80%

Decision Resources, LLC
Business Services	First lien (3)	7.00% (Base Rate + 5.50%)	12/28/2016	17,820,000	17,588,508	17,196,300
	Second lien (2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,368,204	14,282,500
				32,320,000	31,956,712	31,478,800	7.48%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien (3)	6.75% (Base Rate + 5.25%)	7/5/2017	18,703,125	18,001,977	18,305,684
	Subordinated (2)(7)	11.50%	7/15/2018	13,500,000	12,329,105	13,162,500
				32,203,125	30,331,082	31,468,184	7.47%

Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,500,000	9,409,890	9,357,500
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,712,425	19,650,000
				29,500,000	29,122,315	29,007,500	6.89%

Global Knowledge Training LLC
Education	First lien (3)	6.50% (Base Rate + 5.00%)	4/21/2017	4,867,647	4,796,665	4,794,632
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,764,101	23,755,300
				29,117,647	28,560,766	28,549,932	6.79%

Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.55% (Base Rate + 3.25%)	8/1/2014	15,467,673	12,941,252	14,462,274
	Second lien (2)	6.80% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,950,542	13,950,000
				30,467,673	24,891,794	28,412,274	6.76%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien (2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,037,614	24,875,000	5.92%

Renaissance Learning, Inc.
Education	Second lien (2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,016,871	20,100,000	4.78%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,115,609	16,695,606
	Subordinated (2)	15.00% PIK*	6/30/2016	3,273,004	3,089,870	2,971,990
				20,641,425	20,205,479	19,667,596	4.68%

Transplace Texas, L.P.
Logistics	Second lien (2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,514,617	19,500,000	4.64%

U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,719,547	19,500,000	4.64%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,850,000	19,312,984	19,440,594	4.62%

Ipreo Holdings LLC
Information Services	First lien (3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,703,125	18,308,298	18,282,305	4.35%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,820,000	17,521,860	17,909,100	4.26%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,915,000	16,764,489	16,872,713	4.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	$17,433,389	$16,624,324	$16,416,447	3.90%

OpenLink International, Inc.
Software	First lien (2)	7.75% (Base Rate + 6.25%)	10/30/2017	15,000,000	14,706,514	15,056,250	3.58%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,850,000	14,512,417	14,924,250	3.55%

SonicWALL, Inc.
Software	First lien (3)	8.27% (Base Rate + 6.19%)	1/23/2016	4,822,985	4,831,869	4,847,099
	Second lien (2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,746,209	9,950,000
				14,822,985	14,578,078	14,797,099	3.52%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien (2)	8.50% (Base Rate + 7.00%)	11/29/2016	11,561,538	11,218,525	11,214,692
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	3,728,642	3,600,214	3,599,461
				15,290,180	14,818,739	14,814,153	3.52%

Triple Point Technology, Inc.
Software	First lien (3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,500,000	13,932,051	14,536,250	3.46%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,889,987	14,704,271	14,108,263	3.36%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,746,132	13,818,750	3.29%

LANDesk Group, Inc.
Software	First lien (3)	7.00% (Base Rate + 5.25%)	3/28/2016	14,062,500	13,828,336	13,798,828	3.28%

Pacific Architects and Engineers Incorporated
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,848,322	13,677,000	3.25%

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,337,594	12,173,547	12,329,883	2.93%

Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,910,000	11,756,172	11,731,350	2.79%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,893,985	11,640,000	2.77%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,401,313	11,208,577	11,344,306	2.70%

Merrill Communications LLC
Business Services	First lien (2)	7.50% (Base Rate + 5.50%)	12/24/2012	11,421,788	10,284,637	11,002,985	2.62%

Brickman Group Holdings, Inc.
Business Services	First lien (3)	7.25% (Base Rate + 5.50%)	10/14/2016	7,957,406	8,005,917	7,982,272
	Subordinated (2)(7)	9.13%	11/1/2018	3,000,000	2,716,216	2,715,000
				10,957,406	10,722,133	10,697,272	2.54%

Immucor, Inc.
Healthcare Services	First lien (3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,987,500	4,795,791	5,022,826
	Subordinated (2)	11.13%	8/15/2019	5,000,000	4,937,575	5,200,000
				9,987,500	9,733,366	10,222,826	2.43%

CHG Companies, Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,826,548	10,025,000	2.38%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,912,104	9,725,000	2.31%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Merge Healthcare Inc.**
Healthcare Services	First lien (2)	11.75%	5/1/2015	$9,000,000	$8,879,303	$9,585,000	2.28%

Porex Corporation
Specialty Chemicals and Materials	First lien (3)	6.75% (Base Rate + 5.25%)	3/31/2015	9,573,968	9,449,821	9,430,359	2.24%

Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,840,688	8,910,000	2.12%

Mach Gen, LLC
Power Generation	Second lien (2)	8.03% PIK (Base Rate + 7.50%)*	2/22/2015	12,063,894	9,966,951	8,609,943	2.05%

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,453,125	7,354,306	7,192,266	1.71%

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	7,009,524	6,895,616	7,044,571	1.68%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,947,500	6,916,695	6,478,544	1.54%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,827,000	6,490,139	6,212,570	1.48%

Alion Science and Technology Corporation
Federal Services	First lien (2)	10.00% + 2.00% PIK*	11/1/2014	6,195,238	5,613,308	5,555,066	1.32%

Datatel, Inc.
Software	Second lien (2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,977,238	5,150,000	1.22%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	11.50% (Base Rate + 9.50%)	10/8/2016	6,000,000	5,892,802	5,110,002	1.22%

Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,976,820	4,950,000	1.18%

Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)
Healthcare Services	First lien (3)	6.25% (Base Rate + 5.00%)	12/5/2018	4,894,921	4,864,327	4,888,802	1.16%

Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien (3)	6.75% (Base Rate + 5.00%)	11/30/2016	4,897,632	4,835,069	4,873,144	1.16%

LVI Services Inc.
Industrial Services	First lien (2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,120,334	4,474,056	3,725,043	0.89%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,477,810	4,351,747	783,617
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	91,696	91,696	91,696
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	1,484,370	1,484,370	1,484,370
				6,053,876	5,927,813	2,359,683	0.56%

Total Funded Debt Investments				$727,364,649	$702,801,889	$702,587,965	167.08%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Equity—United States
Stratus Technologies, Inc.
Information Technology	Ordinary shares (2)	—	—	144,270	$65,123	$29,881
	Preferred shares (2)	—	—	32,830	14,819	6,800
					79,942	36,681	0.01%

Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	2,109	2,109
	Preferred shares (2)	—	—	2,423	2,422,891	2,422,891
					2,425,000	2,425,000	0.58%

Total Shares					$2,504,942	$2,461,681	0.59%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	$292,851	$244,237	0.06%

PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	298,398	129,181	129,181	0.03%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$615,882	$387,790	0.09%

Total Funded Investments					$705,922,713	$705,437,436	167.76%

Unfunded Debt Investments—United States
Datatel, Inc.
Software	Subordinated—Bridge (1)(2)	—	12/13/2012	$20,000,000	$—	$—	0.00%

Physio-Control International, Inc.
Healthcare Products	First lien—Bridge (1)(2)	—	—	15,000,000	—	—	0.00%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (1)(2)—Undrawn	—	1/1/2012	39,947	—	—
	First lien (1)(2)—Undrawn	—	1/1/2012	865	—	—
				40,812	—	—	0.00%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien (1)(2)—Undrawn	—	11/29/2016	3,438,462	(103,154)	(103,154)
Storapod Holding Company, Inc.	Subordinated (1)(2)—Undrawn	—	11/29/2017	771,358	—	—
				4,209,820	(103,154)	(103,154)	(0.03)%

RGIS Services, LLC
Business Services	First lien (2)(4)—Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(293,850)	(0.07)%

Education Management LLC**
Education	First lien (2)(4)—Undrawn	—	6/1/2012	3,000,000	(1,215,000)	(330,000)	(0.08)%

Kronos Incorporated
Software	First lien (2)(4)—Undrawn	—	6/11/2013	4,198,500	(629,775)	(356,872)	(0.08)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Advantage Sales & Marketing Inc.
Business Services	First lien (2)(4)—Undrawn	—	12/17/2015	$10,500,000	$(1,260,000)	$(840,000)	(0.20)%

Total Unfunded Debt Investments				$61,949,132	$(6,057,929)	$(1,923,876)	(0.46)%

Total Investments					$699,864,784	$703,513,560	167.30%

(1)	Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of the bridge facility, delayed draw or other future funding commitments.

(2)	The Holdings Credit Facility is collateralized by the indicated investments.

(3)	The SLF Credit Facility is collateralized by the indicated investments.

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

(7)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities are considered liquid and may be resold in transactions exempt from registration to qualified institutional buyers. At December 31, 2011, the aggregate market value of these securities amounted to $15,877,500 or 3.78% of members’ capital.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

December 31, 2011
Investment Type	Percent of Total Investments at Fair Value
First lien	58.32%
Second lien	37.34%
Subordinated	3.93%
Equity and other	0.41%
Total investments	100.00%

December 31, 2011
Industry Type	Percent of Total Investments at Fair Value
Software	22.12%
Healthcare Services	16.71%
Education	14.47%
Business Services	10.86%
Federal Services	10.05%
Consumer Services	4.23%
Information Services	4.21%
Healthcare Products	3.54%
Logistics	3.50%
Industrial Services	2.49%
Healthcare Information Technology	2.01%
Media	1.67%
Specialty Chemicals and Materials	1.34%
Power Generation	1.22%
Information Technology	0.89%
Telecommunication	0.69%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statement of Assets and Liabilities

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $144,355,856 and $144,355,856, respectively)	$147,989,318	$145,486,821
Total assets	$147,989,318	$145,486,821
Net assets
Common stock, par value $0.01 per share 10,697,691 shares issued and outstanding	106,977	106,977
Paid in capital in excess of par	144,248,879	144,248,879
Undistributed net investment income	398,657	—
Accumulated undistributed net realized gains	2,315,250	286,307
Net unrealized appreciation (depreciation)	919,555	844,658
Total net assets	$147,989,318	$145,486,821
Number of shares outstanding	10,697,691	10,697,691
Net asset value per share	$13.83	$13.60

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

(unaudited)

	Three months ended	From May 19, 2011 (commencement of operations) to	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$6,962,593	$2,423,593	$13,398,301	$2,423,593
Other income	60,540	105,921	206,136	105,921
Total expenses	(2,993,721)	(945,385)	(6,145,304)	(945,385)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	4,029,412	1,584,129	7,459,133	1,584,129
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains (losses) on investments	4,140,892	(139,087)	4,489,412	(139,087)
Net change in unrealized (depreciation) appreciation of investments	(4,335,157)	380,661	74,897	380,661
Net realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(194,265)	241,574	4,564,309	241,574
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	3,835,147	1,825,703	12,023,442	1,825,703
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	6,220,520	—	6,220,520
Net increase in net assets resulting from operations	$3,835,147	$8,046,223	$12,023,442	$8,046,223
Basic earnings per share	$0.36	$0.75	$1.12	$0.75
Weighted average shares of common stock outstanding—basic (See Note 11)	10,697,691	10,697,691	10,697,691	10,697,691
Diluted earnings per share	$0.36	$0.17	$1.12	$0.17
Weighted average shares of common stock outstanding—diluted (See Note 11)	30,919,629	30,919,629	30,919,629	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

(unaudited)

	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011
Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$7,459,133	$1,584,129
Net realized gains (losses) on investments	4,489,412	(139,087)
Net change in unrealized appreciation of investments	74,897	380,661
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	12,023,442	1,825,703
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	6,220,520
Total net increase in net assets resulting from operations	12,023,442	8,046,223
Capital transactions
Proceeds from shares sold	—	129,864,996
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(3,958,378)
Contributions from exchanged shares	—	18,489,457
Dividends declared	(9,520,945)	—
Total net (decrease) increase in net assets resulting from capital transactions	(9,520,945)	144,396,075
Net increase in net assets	2,502,497	152,442,298
Net assets at beginning of period	145,486,821	—
Net assets at end of period	$147,989,318	$152,442,298

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

(unaudited)

	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$12,023,442	$8,046,223
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(7,459,133)	(1,584,129)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(4,564,309)	(241,574)
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	(6,220,520)
(Increase) decrease in operating assets:
Purchase of investment	—	(129,864,996)
Distribution from New Mountain Finance Holdings, L.L.C.	9,520,945	—
Net cash flows provided (used in) by operating activities	9,520,945	(129,864,996)
Cash flows from financing activities
Proceeds from shares sold	—	129,864,996
Dividends paid	(9,520,945)	—
Net cash flows (used in) provided by financing activities	(9,520,945)	129,864,996
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Guardian Partners, L.P. exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(3,958,378)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $290,847,952 and $290,847,952, respectively)	$279,745,491	$275,014,997
Distribution receivable from New Mountain Finance Holdings, L.L.C.	6,875,459	—
Total assets	$286,620,950	$275,014,997
Liabilities
Dividends payable	6,875,459	—
Total liabilities	6,875,459	—
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	1	1
Paid in capital in excess of par	292,383,201	292,383,201
Undistributed net investment income	753,586	—
Accumulated undistributed net realized gains / distributions in excess of net realized gains	2,841,295	(994,034)
Net unrealized (depreciation) appreciation	(16,232,592)	(16,374,171)
Total net assets	279,745,491	275,014,997
Total liabilities and net assets	$286,620,950	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

(unaudited)

	Three months ended	From May 19, 2011 (commencement of operations) to	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$13,161,450	$4,581,339	$25,326,925	$4,581,339
Other income	114,440	200,223	389,662	200,223
Total expenses	(5,659,057)	(1,787,065)	(11,616,522)	(1,787,065)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	7,616,833	2,994,497	14,100,065	2,994,497
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains (losses) on investments	7,827,562	(262,916)	8,486,375	(262,916)
Net change in unrealized (depreciation) appreciation of investments	(8,194,782)	719,567	141,579	719,567
Net realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(367,220)	456,651	8,627,954	456,651
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	7,249,613	3,451,148	22,728,019	3,451,148
Unrealized depreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	(6,212,133)	—	(6,212,133)
Net increase (decrease) in net assets resulting from operations	$7,249,613	$(2,760,985)	$22,728,019	$(2,760,985)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

(unaudited)

	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011
Increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	$14,100,065	$2,994,497
Net realized gains (losses) on investments	8,486,375	(262,916)
Net change in unrealized appreciation of investments	141,579	719,567
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	22,728,019	3,451,148
Unrealized depreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	(6,212,133)
Total net increase (decrease) in net assets resulting from operations	22,728,019	(2,760,985)
Capital transactions
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(7,482,550)
Contributions from exchanged shares	—	298,406,533
Dividends declared	(17,997,525)	—
Total net (decrease) increase in net assets resulting from capital transactions	(17,997,525)	290,923,983
Net increase in net assets	4,730,494	288,162,998
Net assets at beginning of period	275,014,997	—
Net assets at end of period	$279,745,491	$288,162,998

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

(unaudited)

	Six months ended	From May 19, 2011 (commencement of operations) to
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$22,728,019	$(2,760,985)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(14,100,065)	(2,994,497)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(8,627,954)	(456,651)
Unrealized depreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	6,212,133
(Increase) decrease in operating assets:
Distribution from New Mountain Finance Holdings, L.L.C.	11,122,066	—
Net cash flows provided (used in) by operating activities	11,122,066	—
Cash flows from financing activities
Dividends paid	(11,122,066)	—
Net cash flows (used in) provided by financing activities	(11,122,066)	—
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$6,875,459	$—
Non-cash financing activities:
Dividends declared and payable	$(6,875,459)	$—
New Mountain Guardian AIV, L.P. contribution of New Mountain Finance Holdings, L.L.C. units for shares of New Mountain Finance AIV Holdings, L.L.C.	—	298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(7,482,550)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation, and the Financial Statements

of New Mountain Finance AIV Holdings Corporation

June 30, 2012

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

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of June 30, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

New Mountain Finance Corporation (“NMFC”) is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending on December 31, 2011.

New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ending on December 31, 2011.

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

As of June 30, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

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

Investments—The Operating Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Operating Company’s Consolidated Statements of Assets, Liabilities and Members’ Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Operating Company’s Consolidated Statements of Operations as “Net change in unrealized appreciation (depreciation) of investments” and realizations on portfolio investments reflected in the Operating Company’s Consolidated Statements of Operations as “Net realized gains (losses) on investments”.

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

a.                                       Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

NMFC and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under subchapter M of the Code, commencing with their taxable years ending on December 31, 2011. As RICs, NMFC and AIV Holdings are not subject to federal income tax on the portion of taxable income and gains timely distributed to stockholders; therefore, no provision for income taxes has been recorded.

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

Foreign securities—The accounting records of the Operating Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Operating Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized (depreciation) appreciation of investments” and “Net realized gains (losses) on investments” in the Operating Company’s Consolidated Statements of Operations.

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

Note 3. Investments

At June 30, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$436,086,866	$435,800,447
Second lien	280,358,643	283,508,153
Subordinated	27,620,585	28,957,984
Equity and other	3,147,548	2,812,310
Total investments	$747,213,642	$751,078,894

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Healthcare Services	$149,687,696	$154,342,825
Education	145,334,036	142,280,457
Software	134,620,045	136,500,686
Federal Services	67,543,784	68,036,007
Business Services	55,001,398	56,631,660
Healthcare Products	31,095,068	32,115,000
Consumer Services	31,363,815	31,991,580
Information Services	29,419,185	29,920,907
Logistics	25,452,009	24,720,000
Media	21,087,457	21,045,097
Industrial Services	19,301,274	19,204,394
Healthcare Information Technology	14,645,542	13,222,365
Energy	11,546,638	11,533,108
Information Technology	6,444,889	5,838,205
Power Generation	4,670,806	3,696,603
Total investments	$747,213,642	$751,078,894

At December 31, 2011 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$407,538,564	$410,313,643
Second lien	262,532,416	262,701,495
Subordinated	26,672,980	27,648,951
Equity and other	3,120,824	2,849,471
Total investments	$699,864,784	$703,513,560

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$153,797,485	$155,642,372
Healthcare Services	113,200,121	117,544,595
Education	104,237,094	101,794,083
Business Services	73,143,286	76,435,801
Federal Services	70,665,154	70,674,563
Consumer Services	29,357,183	29,764,430
Information Services	29,516,875	29,626,611
Healthcare Products	24,037,614	24,875,000
Logistics	25,407,419	24,610,002
Industrial Services	19,220,188	17,543,793
Healthcare Information Technology	14,704,271	14,108,263
Media	11,756,172	11,731,350
Specialty Chemicals and Materials	9,449,821	9,430,359
Power Generation	9,966,951	8,609,943
Information Technology	6,570,081	6,249,251
Telecommunication	4,835,069	4,873,144
Total investments	$699,864,784	$703,513,560

As of June 30, 2012, the Operating Company’s original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2012, this first lien debt investment had a cost basis of $4,306,437, a fair value of $332,438 and total unearned interest income of $151,478 and $297,234, respectively, for the three and six months then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1,610,357 and a combined fair value of $1,414,371 as of June 30, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. Neither super priority first lien positions are on non-accrual status. As of June 30, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,916,794 and an aggregate fair value of $1,746,809. As of December 31, 2011, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,351,747, a fair value of $783,617 and total unearned interest income of $139,793 for the quarter and year then ended.  The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis and fair value of $1,576,066 as of December 31, 2011. As of December 31, 2011, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,927,813 and an aggregate fair value of $2,359,683.

As of June 30, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $13,333,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of June 30, 2012. These unfunded commitments are disclosed on the Operating Company’s Consolidated Schedule of Investments as of June 30, 2012.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of June 30, 2012:

	Total	Level I	Level II	Level III
First lien	$435,800,447	$—	$393,052,961	$42,747,486
Second lien	283,508,153	—	230,232,853	53,275,300
Subordinated	28,957,984	—	21,419,000	7,538,984
Equity and other	2,812,310	—	—	2,812,310
Total investments	$751,078,894	$—	$644,704,814	$106,374,080

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

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2012	$103,244,861	$50,568,639	$43,255,300	$6,571,451	$2,849,471
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,146,467	4,146,467	—	—	—
Net change in unrealized (depreciation) appreciation	(4,355,516)	(4,268,436)	(619)	(22,576)	(63,885)
Purchases, including capitalized PIK, revolver fundings and delayed draws	11,054,862	17,410	10,020,619	990,109	26,724
Proceeds from sales and paydowns of investments	(7,716,594)	(7,716,594)	—	—	—
Fair value, June 30, 2012	$106,374,080	$42,747,486	$53,275,300	$7,538,984	$2,812,310
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(548,016)	$(460,936)	$(619)	$(22,576)	$(63,885)

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2011:

	Total	First Lien	Subordinated	Equity and other
Fair value, March 31, 2011	$29,440,577	$15,944,572	$13,010,878	$485,127
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	34,078	34,999	7,842	(8,763)
Purchases, including capitalized PIK and revolver fundings	15,488,011	15,235,593	212,418	—
Transfers into Level III(1)	(420,669)	(420,669)	—	—
Fair value, June 30, 2011	$44,501,997	$30,794,495	$13,231,138	$476,364
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$34,078	$34,999	$7,842	$(8,763)

(1)                                  As of June 30, 2011, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,168,819	4,146,203	22,616	—	—
Net change in unrealized (depreciation) appreciation	(4,162,499)	(3,902,803)	(173,235)	(22,576)	(63,885)
Purchases, including capitalized PIK, revolver fundings and delayed draws	45,628,933	34,591,481	10,020,619	990,109	26,724
Proceeds from sales and paydowns of investments	(19,116,594)	(14,116,594)	(5,000,000)	—	—
Transfers out of Level III(1)	(11,111,538)	(11,111,538)	—	—	—
Fair value, June 30, 2012	$106,374,080	$42,747,486	$53,275,300	$7,538,984	$2,812,310
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(548,733)	$(461,653)	$(619)	$(22,576)	$(63,885)

(1)                                  As of June 30, 2012, the portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2011:

	Total	First Lien	Subordinated	Equity and other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$12,747,764	$532,863
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	788,581	596,294	270,956	(78,669)
Purchases, including capitalized PIK and revolver fundings	14,210,181	13,975,593	212,418	22,170
Transfers into Level III(1)	(752,726)	(752,726)	—	—
Fair value, June 30, 2011	$44,501,997	$30,794,495	$13,231,138	$476,364
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$788,581	$596,294	$270,956	$(78,669)

(1)                                  As of June 30, 2011, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2012 and June 30, 2011. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

NMF Holdings generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

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

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of June 30, 2012, NMF Holdings used a range of 1.0x to 11.5x relevant EBITDA to determine the enterprise value of its investments.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of June 30, 2012, NMF Holdings used a discount range of 6.4% to 23.3% to value its investments.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility are representative of market. Both facilities were amended and restated on May 8, 2012 to lower the applicable interest rate spread by 0.25%. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of June 30, 2012, as both facilities are continually monitored and examined by both the borrower and the lender. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of June 30, 2012), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The management fee and incentive fee incurred by the Operating Company were $2,605,561 and $2,771,189 for the three months ended June 30, 2012, which includes an accrual of $52,712 of capital gains incentive fees for the quarter then ended. The management fee and incentive fee incurred by the Operating Company were $5,119,857 and $6,132,652 for the six months ended June 30, 2012, which includes an accrual of $963,890 of capital gains incentive fees for the six months then ended. These accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on June 30, 2012 and liquidated its investments at the current valuation. No accrual was required for the six months ended June 30, 2011. The management fee and incentive fees incurred by the Operating Company were $807,509 and $504,393 for the period from May 19, 2011 (effective date of the Investment Management Agreement) to June 30, 2011. For the period ended May 19, 2011, the Operating Company incurred $34,000 in management fees under the investment advisory and management agreements of the Predecessor Entities. The Operating Company’s Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three and six months ended June 30, 2012 is adjusted to reflect this step-up to fair market value.

	Three months ended June 30, 2012	Adjustments	Adjusted three months ended June 30, 2012
Investment income
Interest income	$20,124,043	$(825,043)	$19,299,000
Other income	174,980	—	174,980
Total investment income	20,299,023	(825,043)	19,473,980
Total expenses pre-incentive fee	5,881,589	—	5,881,589
Pre-Incentive Fee Net Investment Income	14,417,434	(825,043)	13,592,391
Incentive fee (1)	2,771,189	—	2,771,189
Post-Incentive Fee Net Investment Income	11,646,245	(825,043)	10,821,202
Net realized gains on investments	11,968,454	(4,504,826)	7,463,628
Net change in unrealized (depreciation) appreciation of investments	(12,529,939)	5,329,869	(7,200,070)
Net increase in capital resulting from operations	$11,084,760		$11,084,760

(1)                                  For the three months ended June 30, 2012, the Operating Company incurred total incentive fees of $2,771,189, of which $52,712 related to capital gains incentive fees on a hypothetical liquidation basis.

	Six months ended June 30, 2012	Adjustments	Adjusted six months ended June 30, 2012
Investment income
Interest income	$38,725,226	$(1,848,038)	$36,877,188
Other income	595,798	—	595,798
Total investment income	39,321,024	(1,848,038)	37,472,986
Total expenses pre-incentive fee	11,629,174	—	11,629,174
Pre-Incentive Fee Net Investment Income	27,691,850	(1,848,038)	25,843,812
Incentive fee (1)	6,132,652	—	6,132,652
Post-Incentive Fee Net Investment Income	21,559,198	(1,848,038)	19,711,160
Net realized gains on investments	12,975,787	(5,217,550)	7,758,237
Net change in unrealized appreciation of investments	216,476	7,065,588	7,282,064
Net increase in capital resulting from operations	$34,751,461		$34,751,461

(1)                                  For the six months ended June 30, 2012, the Operating Company incurred total incentive fees of $6,132,652, of which $963,890 related to capital gains incentive fees on a hypothetical liquidation basis.

The following Statement of Operations begins on May 19, 2011, the effective date of the Investment Management Agreement, for the period ended June 30, 2011, as adjusted to reflect the step-up to fair market value.

	Period from May 19, 2011 to June 30, 2011	Adjustments	Adjusted period from May 19, 2011 to June 30, 2011
Investment income
Interest income	$7,004,932	$(558,689)	$6,446,243
Other income	306,144	—	306,144
Total investment income	7,311,076	(558,689)	6,752,387
Total expenses pre-incentive fee	2,228,057	—	2,228,057
Pre-Incentive Fee Net Investment Income	5,083,019	(558,689)	4,524,330
Incentive fee	504,393	—	504,393
Post-Incentive Fee Net Investment Income	4,578,626	(558,689)	4,019,937
Net realized losses on investments	(402,003)	215,321	(186,682)
Net change in unrealized appreciation (depreciation) of investments	1,100,228	343,368	1,443,596
Net increase in capital resulting from operations	$5,276,851		$5,276,851

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. NMF Holdings will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expenses and management and incentive fees) have been capped at $3,500,000 for the time period from April 1, 2012 to March 31, 2013.

The Operating Company incurred $397,901 and $947,705 in expenses in excess of the expense cap for the three months and six months ended June 30, 2012, of which $118,853 was receivable from an affiliate as of June 30, 2012. The Operating Company incurred $310,441 in expenses in excess of the expense cap for the three months and six months ended June 30, 2011, of which $130,186 was receivable from an affiliate as of June 30, 2011.

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

AIV Holdings entered into a Registration Rights Agreement with NMFC, Steven B. Klinsky (the Chairman of our board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of June 30, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

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

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expenses and management and incentive fees) have been capped at $3,500,000 for the time period from April 1, 2012 to March 31, 2013.

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

Note 7. Borrowing Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160,000,000. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating

Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

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

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1,050,885 and $33,622, respectively, for the three months ended June 30, 2012. Interest expense and non-usage fees were $2,112,794 and $72,858, respectively, for the six months ended June 30, 2012. Interest expense and non-usage fees were $366,558 and $176,225, respectively, for the three months ended June 30, 2011. Interest expense and non-usage fees were $893,905 and $374,900, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2012 and June 30, 2011 was 3.2% and 3.2%, respectively. The average debt outstanding for the six months ended June 30, 2012 and June 30, 2011 was $131,527,287 and $53,853,228, respectively. The outstanding balance as of June 30, 2012 and December 31, 2011 was $138,756,913 and $129,037,813, respectively. As of June 30, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175,000,000. The SLF Credit Facility is non-recourse to NMF Holdings and is secured by all assets owned by NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $995,874 and $8,692, respectively, for the three months ended June 30, 2012. Interest expense and non-usage fees were $2,086,996 and $12,370, respectively, for the six months ended June 30, 2012. Interest expense and non-usage fees were $731,637 and $40,318, respectively, for the three months ended June 30, 2011. Interest expense and non-usage fees were $1,349,394 and $58,168, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2012 and June 30, 2011 for the facility was 2.4% and 2.5%, respectively. The average debt outstanding for the six months ended June 30, 2012 and June 30, 2011 was $170,106,639 and $108,352,940, respectively. The outstanding balance as of June 30, 2012 and December 31, 2011 was $173,112,281 and $165,928,000, respectively. As of June 30, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

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

Note 8. Regulation

NMFC and AIV Holdings intend to elect to be treated, and intend to comply with the requirements to qualify annually, as RICs under Subchapter M of the Code, commencing with their taxable years ending on December 31, 2011. In order to qualify as RICs, among other things, NMFC and AIV Holdings are required to timely distribute to their stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. NMFC and AIV Holdings, among other things, intend to make and continue to make the requisite distributions to their stockholders, which will generally relieve NMFC and AIV Holdings from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code). However, under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV.

Additionally as BDCs, the Companies must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of June 30, 2012, NMF Holdings had unfunded commitments on revolving credit facilities of $13,333,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments. As of December 31, 2011, NMF Holdings had unfunded commitments on revolving credit facilities of $22,698,500, outstanding bridge financing commitments of $35,000,000 and other future funding commitments of $4,250,632, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of June 30, 2012. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of June 30, 2012 and December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Accumulated Undistributed Net	Net Unrealized Appreciation	Total Stockholders’
	Shares	Par Amount	of Par	Income	Realized Gains	(Depreciation)	Equity
Balance at December 31, 2011	10,697,691	$106,977	$144,248,879	$—	$286,307	$844,658	$145,486,821
Dividends declared	—	—	—	(7,060,476)	(2,460,469)	—	(9,520,945)
Net increase in stockholders’ equity resulting from operations	—	—	—	7,459,133	4,489,412	74,897	12,023,442
Balance at June 30, 2012	10,697,691	$106,977	$144,248,879	$398,657	$2,315,250	$919,555	$147,989,318

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Accumulated Undistributed Net	Net Unrealized (Depreciation)	Total Stockholders’
	Shares	Par Amount	of Par	Income	Realized Gains	Appreciation	Equity
Balance at December 31, 2011	100	$1	$292,383,201	$—	$(994,034)	$(16,374,171)	$275,014,997
Dividends declared	—	—	—	(13,346,479)	(4,651,046)	—	(17,997,525)
Net increase in stockholders’ equity resulting from operations	—	—	—	14,100,065	8,486,375	141,579	22,728,019
Balance at June 30, 2012	100	$1	$292,383,201	$753,586	$2,841,295	$(16,232,592)	$279,745,491

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the six months ended June 30, 2012:

	Three months ended June 30, 2012	Six months ended June 30, 2012
Numerator for basic earnings per share:	$3,835,147	$12,023,442
Denominator for basic weighted average share:	10,697,691	10,697,691
Basic earnings per share:	$0.36	$1.12
Numerator for diluted earnings per share(a):	$11,084,760	$34,751,461
Denominator for diluted weighted average share(b):	30,919,629	30,919,629
Diluted earnings per share:	$0.36	$1.12

(a)                                  Includes full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of December 31, 2011 (see Note 1, Formation and Business Purpose).

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the period May 19, 2011 to June 30, 2011:

May 19, 2011 (commencement of operations) to June 30, 2011
Numerator for basic earnings per share:	$8,046,223
Denominator for basic weighted average share:	10,697,691
Basic earnings per share:	$0.75
Numerator for diluted earnings per share(a):	$5,276,851
Denominator for diluted weighted average share(b):	30,919,629
Diluted earnings per share:	$0.17

(a)                                  Includes full income at the Operating Company for the period. Does not include unrealized appreciation in the Operating Company resulting from the IPO.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC on May 19, 2011 (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective six months ended June 30, 2012 and June 30, 2011.

	Six months ended
	June 30, 2012	June 30, 2011
Total return based on net asset value (a)	8.34%	8.52%
Average net assets for the period	$427,503,622	$324,243,396
Ratio to average net assets (b):
Net investment income	10.14%	11.81%
Total expenses (gross)	8.80%	3.52%
Total expenses (net of reimbursable expenses)	8.36%	3.32%
Net assets, end of period	$427,734,809	$440,605,296
Average debt outstanding—Holdings Credit Facility	$131,527,287	$53,853,228
Average debt outstanding—SLF Credit Facility	$170,106,639	$108,352,940
Weighted average shares outstanding	30,919,629	30,919,629 (c)
Asset coverage ratio	237.15%	373.30%
Portfolio turnover	27.45%	31.59%

(a)                                  For the six months ended June 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the six months ended June 30, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC’s IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC’s IPO date to June 30, 2011, total return is calculated assuming a purchase at net asset value on NMFC’s IPO date and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

(c)                                  Weighted average shares outstanding presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

	Six months ended June 30, 2012	May 19, 2011 (commencement of operations) to June 30, 2011
Per unit data for the Operating Company:
Net asset value, January 1, 2012 and May 19, 2011(a), respectively	$13.60	$14.08
Net investment income	0.70	0.15
Net realized and unrealized gains	0.42	0.02
Dividends from net investment income	(0.89)	—
Net increase in net assets resulting from operations	0.23	0.17
Net asset value, June 30, 2012 and June 30, 2011, respectively	$13.83	$14.25

(a)                                  Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

The following information sets forth the financial highlights for NMFC for the six months ended June 30, 2012 and the period May 19, 2011 to June 30, 2011. The ratios to average net assets have been annualized.

	Six months ended June 30, 2012	May 19, 2011 (commencement of operations) to June 30, 2011
Per share data:
Net asset value, January 1, 2012 and May 19, 2011(a), respectively	$13.60	$13.50
Net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.70	0.15
Net realized and unrealized gains	0.42	0.02
Total net increase	1.12	0.17
Unrealized appreciation in New Mountain Finance Holdings, L.L.C. resulting from public offering price	—	0.58
Dividends declared	(0.89)	—
Net asset value, June 30, 2012	$13.83	$14.25
Per share market value, June 30, 2012	$14.19	$12.70
Total return based on market value(b)	12.57%	(7.64)%
Total return based on net asset value(c)	8.34%	1.24%
Average net assets for the period	$147,909,331	$151,529,446
Ratio to average net assets:
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.36%	5.42%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10.14%	9.09%

(a)                                  Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

(b)                                 For the six months ended June 30, 2012, total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan. For the period May 19, 2011 to June 30, 2011, total return is calculated assuming a purchase of common stock at IPO and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan.

(c)                                  For the six months ended June 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the period May 19, 2011 to June 30, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

The following information sets forth the financial highlights for AIV Holdings for the six months ended June 30, 2012 and the period May 19, 2011 to June 30, 2011. The ratios to average net assets have been annualized.

	Six months ended June 30, 2012	May 19, 2011 (commencement of operations) to June 30, 2011
Total return based on net asset value(a)	8.34%	(0.92)%
Average net assets for the period	$279,594,290	$286,437,425
Ratio to average net assets:
Total expenses	8.36%	5.42%
Net investment income	10.14%	9.09%

(a)                                  For the six months ended June 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter. For the period May 19, 2011 to June 30, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

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

Note 14. Subsequent Events

On July 10, 2012, NMFC’s shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share for total gross proceeds of approximately $75,337,500. In connection with the offering, NMFC granted the underwriters for the offering an option to purchase up to an additional 787,500 shares of common stock. Such option remains exercisable until August 11, 2012.

On July 31, 2012, the boards of directors of the Companies each appointed David Malpass as a Class III Director and Adam B. Weinstein as a Class I Director. Additionally Mr. Malpass was appointed to the audit committees, valuation committees and nominating and corporate governance committees of each of the Companies. Mr. Malpass was further appointed to NMFC’s and AIV Holdings’ compensation committees. Mr. Malpass is not an “interested person” of any of the Companies as such term is defined under Section 2(a)(19) of the 1940 Act.  Mr. Weinstein is the Chief Financial Officer and Treasurer of each of the Companies and thus, Mr. Weinstein is an “interested person” of each of the Companies as such term is defined under Section 2(a)(19) of the 1940 Act.

On August 7, 2012, the Operating Company entered into a seventh amendment to the Holdings Credit Facility. This amendment increased the maximum amount of revolving borrowings available under the Holdings Credit Facility from $160,000,000 to $185,000,000.

On August 7, 2012, NMF SLF entered into a tenth amendment to the SLF Credit Facility. This amendment increased the maximum amount of revolving borrowings available under the SLF Credit Facility from $175,000,000 to $200,000,000.

On August 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a third quarter 2012 distribution of $0.34 per unit/share payable on September 28, 2012 to holders of record as of September 14, 2012.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on September 28, 2012 to holders of record as of September 14, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.,

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments as of June 30, 2012, and the related Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, and the Consolidated Statements of Changes in Members’ Capital, and Cash Flows for the six month periods ended June 30, 2012 and 2011. Also, we have reviewed the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of June 30, 2012, and the related Statements of Operations for the three and six month periods ended June 30, 2012 and for the period May 19, 2011 (commencement of operations) to June 30, 2011, and the Statements of Changes in Net Assets and Cash Flows for the six month period ended June 30, 2012 and for the period May 19, 2011 to June 30, 2011. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments as of December 31, 2011, the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the year then ended (not presented herein), and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2011, the related Statements of Operations, Changes in Net Assets, and Cash Flows for the period May 19, 2011 (commencement of operations) to December 31, 2011 (not presented herein); and in our reports dated March 7, 2012, we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2011, is fairly stated, in all material respects, in relation to the Consolidated Statement of Assets, Liabilities, and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedules of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation from which they have been derived.

DELOITTE & TOUCHE LLP

New York, New York

August 8, 2012

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

NMF Holdings is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of June 30, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly- owned subsidiaries, are defined as the “Predecessor Entities”.

NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC intends to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”) commencing with its taxable year ending on December 31, 2011.

AIV Holdings is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings intends to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code commencing with its taxable year ending on December 31, 2011.

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

As of June 30, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of NMF Holdings.

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

As of June 30, 2012, the Operating Company’s net asset value was $427.7 million and its portfolio had a fair value of approximately $751.1 million in 56 portfolio companies, with a weighted average Unadjusted and Adjusted Yield to Maturity of approximately 10.7% and 13.0%, respectively. “Adjusted Yield to Maturity” assumes that the investments in the Operating Company’s portfolio are purchased at fair value on June 30, 2012 and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of New Mountain Finance SPV Funding, L.L.C (“NMF SLF”). NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF’s net asset value being included for yield calculation purposes. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors. References to “Unadjusted Yield to Maturity” have the same assumptions as Adjusted Yield to Maturity except that NMF SLF is not treated as a fully levered asset of the Operating Company, but rather the assets themselves are consolidated into the Operating Company.

Recent Developments

On July 10, 2012, NMFC’s shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share for total gross proceeds of approximately $75.3 million. In connection with the offering, NMFC granted the underwriters for the offering an option to purchase up to an additional 787,500 shares of common stock. Such option remains exercisable until August 11, 2012.

On July 31, 2012, the boards of directors of the Companies each appointed David Malpass as a Class III Director and Adam B. Weinstein as a Class I Director. Additionally Mr. Malpass was appointed to the audit committees, valuation committees and nominating and corporate governance committees of each of the Companies. Mr. Malpass was further appointed to NMFC’s and AIV Holdings’ compensation committees. Mr. Malpass is not an “interested person” of any of the Companies as such term is defined under Section 2(a)(19) of the 1940 Act.  Mr. Weinstein is the Chief Financial Officer and Treasurer of each of the Companies and thus, Mr. Weinstein is an “interested person” of each of the Companies as such term is defined under Section 2(a)(19) of the 1940 Act.

On August 7, 2012, the Operating Company entered into a seventh amendment to the Holdings Credit Facility. This amendment increased the maximum amount of revolving borrowings available under the Holdings Credit Facility from $160,000,000 to $185,000,000.

On August 7, 2012, NMF SLF entered into a tenth amendment to the SLF Credit Facility. This amendment increased the maximum amount of revolving borrowings available under the SLF Credit Facility from $175,000,000 to $200,000,000.

On August 8, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a third quarter 2012 distribution of $0.34 per unit/share payable on September 28, 2012 to holders of record as of September 14, 2012.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on September 28, 2012 to holders of record as of September 14, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

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

a.                                       Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

b.                                      For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of June 30, 2012:

(in thousands)	Total	Level I	Level II	Level III
First lien	$435,801	$—	$393,053	$42,748
Second lien	283,508	—	230,233	53,275
Subordinated	28,958	—	21,419	7,539
Equity and other	2,812	—	—	2,812
Total investments	$751,079	$—	$644,705	$106,374

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

NMF Holdings generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

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

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of June 30, 2012, NMF Holdings used a range of 1.0x to 11.5x relevant EBITDA to determine the enterprise value of its investments.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of June 30, 2012, NMF Holdings used a discount range of 6.4% to 23.3% to value its investments.

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

As of June 30, 2012, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of one investment. As of June 30, 2012, the Operating Company’s original first lien position in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory headwinds which have led to the portfolio company’s underperformance. As of June 30, 2012, the Operating Company’s original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2012, this first lien debt investment had a cost basis of $4.3 million, a fair value of $0.3 million and total unearned interest income of $0.2 million and $0.3 million, respectively, for the three and six months then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1.6 million and a combined fair value of $1.4 million as of June 30, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. Neither super priority first lien positions are on non-accrual status. As of June 30, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5.9 million and an aggregate fair value of $1.7 million.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $751.1 million in 56 portfolio companies at June 30, 2012 and approximately $703.5 million in 55 portfolio companies at December 31, 2011. For the six months ended June 30, 2012, NMF Holdings made approximately $233.1 million of new investments in 19 portfolio companies. For the six months ended June 30, 2011, NMF Holdings made approximately $244.7 million of new investments in 22 portfolio companies.

For the six months ended June 30, 2012, NMF Holdings had approximately $128.6 million in debt repayments in existing portfolio companies and sales of securities in 12 portfolio companies aggregating approximately $75.2 million. In addition, during the six months ended June 30, 2012, NMF Holdings had a change in unrealized appreciation on 34 portfolio companies totaling approximately $10.0 million, which was offset by a change in unrealized depreciation on 29 portfolio companies totaling approximately $9.8 million. For the six months ended June 30, 2011, NMF Holdings had approximately $102.1 million in debt repayments in existing portfolio companies and sales of securities in nine portfolio companies aggregating approximately $50.1 million. During the six months ended June 30, 2011, NMF Holdings had a change in unrealized appreciation on 33 portfolio companies totaling approximately $6.3 million, which was offset by a change in unrealized depreciation on 22 portfolio companies totaling approximately $12.8 million.

At June 30, 2012, the Operating Company’s weighted average Unadjusted and Adjusted Yield to Maturity was approximately 10.7% and 13.0%, respectively.

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

The following table for the Operating Company for the three months ended June 30, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended June 30, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended June 30, 2012
Investment income
Interest income	$20,124	$(825)	$—	$19,299
Other income	175	—	—	175
Total investment income	20,299	(825)	—	19,474
Total expenses pre-incentive fee	5,882	—	—	5,882
Pre-Incentive Fee Net Investment Income	14,417	(825)	—	13,592
Incentive fee	2,771	—	(53)	2,718
Post-Incentive Fee Net Investment Income	11,646	(825)	53	10,874
Net realized gains on investments	11,968	(4,504)	—	7,464
Net change in unrealized (depreciation) appreciation of investments	(12,529)	5,329	—	(7,200)
Capital gains incentive fees	—	—	(53)	(53)
Net increase in capital resulting from operations	$11,085			$11,085

(1)                                  For the three months ended June 30, 2012, the Operating Company incurred total incentive fees of $2.8 million, of which $0.1 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the three months ended June 30, 2012, the Operating Company had a $0.8 million adjustment to interest income for amortization, a decrease of $4.5 million to net realized gains and an increase of $5.3 million to net change in unrealized (depreciation) appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended June 30, 2012, total adjusted interest income of $19.3 million consisted of approximately $17.0 million in cash interest from investments, approximately $0.6 million in payment-in-kind interest from investments, approximately $1.1 million in prepayment fees and net amortization of purchase premiums/discounts and origination fees of approximately $0.6 million. The Operating Company’s Adjusted Net Investment Income was $10.9 million for the three months ended June 30, 2012.

The following table for the Operating Company for the six months ended June 30, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six months ended June 30, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted six months ended June 30, 2012
Investment income
Interest income	$38,725	$(1,848)	$—	$36,877
Other income	596	—	—	596
Total investment income	39,321	(1,848)	—	37,473
Total expenses pre-incentive fee	11,629	—	—	11,629
Pre-Incentive Fee Net Investment Income	27,692	(1,848)	—	25,844
Incentive fee	6,133	—	(964)	5,169
Post-Incentive Fee Net Investment Income	21,559	(1,848)	964	20,675
Net realized gains on investments	12,976	(5,218)	—	7,758
Net change in unrealized appreciation of investments	216	7,066	—	7,282
Capital gains incentive fees	—	—	(964)	(964)
Net increase in capital resulting from operations	$34,751			$34,751

(1)                                  For the six months ended June 30, 2012, the Operating Company incurred total incentive fees of $6.1 million, of which $1.0 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the six months ended June 30, 2012, the Operating Company had a $1.8 million adjustment to interest income for amortization, a decrease of $5.2 million to net realized gains and an increase of $7.0 million to net change in unrealized appreciation (depreciation) to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the six months ended June 30, 2012, total adjusted interest income of $36.9 million consisted of approximately $33.3 million in cash interest from investments, approximately $1.1 million in payment-in-kind interest from investments, approximately $1.3 million in prepayment fees and net amortization of purchase premiums/discounts and origination fees of approximately $1.2 million. The Operating Company’s Adjusted Net Investment Income was $20.7 million for the six months ended June 30, 2012.

In accordance with GAAP, for the six months ended June 30, 2012, the Operating Company accrued $1.0 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended June 30, 2012 and June 30, 2011

Revenue

	Three months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Interest income	$20,124	$12,810	57%
Other income	175	306	(43)%
Total investment income	$20,299	$13,116

The Operating Company’s total investment income increased by $7.2 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in investment income from the three months ended June 30, 2011 to the three months ended June 30, 2012 was primarily attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011 and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments.

Operating Expenses

	Three months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Incentive fee (1)	$2,771	$504	NM *
Management fee	2,606	774	NM *
Interest and other credit facility expenses	2,401	1,534	57%
Professional fees	308	517	(40)%
Other expenses	567	233	143%
Total operating expenses	$8,653	$3,562

*  Not meaningful.

(1)                                  For the three months ended June 30, 2012, the total incentive fees incurred of $2.8 million included $0.1 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $5.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Interest and other credit facility expenses increased by $0.9 million during the three months ended June 30, 2012, because the average debt outstanding increased from $45.2 million to $134.1 million for the Holdings Credit Facility and from $118.1 million to $168.1 million for the SLF Credit Facility for the three months ended June 30, 2011 compared to June 30, 2012.

Additionally, the Operating Company’s management fees and incentive fees increased by $1.8 million and $2.3 million, respectively, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in management and incentive fees from the three months ended June 30, 2011 to the three months ended June 30, 2012 was attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011 and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments. In addition, as a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Net Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Net realized gains on investments	$11,968	$6,660	80%
Net change in unrealized (depreciation) appreciation of investments	(12,529)	(7,559)	66%
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(561)	$(899)

The Operating Company’s net realized and unrealized gains or losses resulted in a net loss of $0.6 million for the three months ended June 30, 2012 compared to a net loss of $0.9 million for the same period in 2011. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended June 30, 2012 and the three months ended June 30, 2011 were primarily driven by an increase in the cost basis of the Operating Company’s portfolio due to the amortization of purchase discounts and market prices remaining relatively constant during the period.

Results of Operations for the Operating Company for the Six months Ended June 30, 2012 and June 30, 2011

Revenue

	Six months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Interest income	$38,725	$23,978	62%
Other income	596	350	70%
Total investment income	$39,321	$24,328

The Operating Company’s total investment income increased by $15.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The increase in investment income from the six months ended June 30, 2011 to the six months ended June 30, 2012 was primarily attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011 and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments.  Additionally in 2012, the Operating Company’s other income increased due to commitment fees received associated with the closing of its two bridge facilities held as of December 31, 2011 and fees received associated with the early repayments or partial repayments of seven different portfolio companies held by the Operating Company as of December 31, 2011.

Operating Expenses

	Six months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Incentive fee (1)	$6,133	$504	NM *
Management fee	5,120	808	NM *
Interest and other credit facility expenses	4,884	3,081	59%
Professional fees	509	570	(11)%
Other expenses	1,116	382	192%
Total operating expenses	$17,762	$5,345

*  Not meaningful.

(1)                                  For the six months ended June 30, 2012, the total incentive fees incurred of $6.1 million included $1.0 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $12.4 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Interest and other credit facility expenses increased by $1.8 million during the six months ended June 30, 2012, because the average debt outstanding increased from $53.9 million to $131.5 million for the Holdings Credit Facility and from $108.4 million to $170.1 million for the SLF Credit Facility for the six months ended June 30, 2011 compared to June 30, 2012.

Additionally, the Operating Company’s management fees and incentive fees increased by $4.3 million and $5.6 million, respectively, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Net Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Six months ended		Percent
(in thousands)	June 30, 2012	June 30, 2011	Change
Net realized gains on investments	$12,976	$12,552	3%
Net change in unrealized appreciation (depreciation) of investments	216	(6,462)	(103)%
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$13,192	$6,090

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $13.2 million for the six months ended June 30, 2012 compared to a net gain of $6.1 million for the same period in 2011. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the six months ended June 30, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company’s portfolio, directly impacting the prices of the Operating Company’s portfolio. The net gain for the six months ended June 30, 2011 was primarily driven by the appreciation of the Operating Company’s portfolio and the sale or repayment of investments with fair values in excess of December 31, 2010 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments.

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

At June 30, 2012 and December 31, 2011, the Operating Company had cash and cash equivalents of approximately $9.5 million and $15.3 million, respectively. Cash (used in) operating activities for the six months ended June 30, 2012 and June 30, 2011 was approximately $(0.1) million and $(150.2) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $160.0 million. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of LIBOR plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage

Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.0 million and $33.6 thousand, respectively, for the three months ended June 30, 2012. Interest expense and non-usage fees were $2.1 million and $72.8 thousand, respectively, for the six months ended June 30, 2012. Interest expense and non-usage fees were $0.4 million and $0.2 million, respectively, for the three months ended June 30, 2011. Interest expense and non-usage fees were $0.9 million and $0.4 million, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2012 and June 30, 2011 was 3.2% and 3.2%, respectively. The average debt outstanding for the six months ended June 30, 2012 and June 30, 2011 was $131.5 million and $53.9 million, respectively. The outstanding balance as of June 30, 2012 and December 31, 2011 was $138.8 million and $129.0 million, respectively. As of June 30, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $175.0 million. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.0 million and $8.7 thousand, respectively, for the three months ended June 30, 2012. Interest expense and non-usage fees were $2.1 million and $12.4 thousand, respectively, for the six months ended June 30, 2012. Interest expense and non-usage fees were $0.7 million and $40.3 thousand, respectively, for the three months ended June 30, 2011. Interest expense and non-usage fees were $1.3 million and $58.2 thousand, respectively, for the six months ended June 30, 2011. The weighted average interest rate for the six months ended June 30, 2012 and June 30, 2011 for the facility was 2.4% and 2.5%, respectively. The average debt outstanding for the six months ended June 30, 2012 and June 30, 2011 was $170.1 million and $108.4 million, respectively. The outstanding balance as of June 30, 2012 and December 31, 2011 was $173.1 million and $165.9 million, respectively. As of June 30, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

Off-Balance Sheet Arrangements

NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2012 and December 31, 2011, the Operating Company had outstanding commitments to third parties to fund investments totaling $13.3 million and $27.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

NMF Holdings may from time to time enter into financing commitment letters or bridge financing commitments. As of June 30, 2012 and December 31, 2011, the Operating Company did not have any commitment letters to purchase debt investments. As of June 30, 2012 and December 31, 2011, the Operating Company had bridge financing commitments in an aggregate par amount of $0 million and $35.0 million, respectively, which could require funding in the future.

Borrowings

The Operating Company had borrowings of $138.8 million and $129.0 million outstanding as of June 30, 2012 and December 31, 2011, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $173.1 million and $165.9 million outstanding as of June 30, 2012 and December 31, 2011, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of June 30, 2012 is as follows:

		Contractual Obligations Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$138,757	$—	$—	$138,757	$—
SLF Credit Facility(2)	173,112	—	—	173,112	—
Total Contractual Obligations	$311,869	$—	$—	$311,869	$—

(1)                                  Under the terms of the $160.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($138.8 million as of June 30, 2012) must be repaid on or before October 27, 2016. As of June 30, 2012, there was approximately $21.2 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                  Under the terms of the $175.0 million SLF Credit Facility, all outstanding borrowings under that facility ($173.1 million as of June 30, 2012) must be repaid on or before October 27, 2016. As of June 30, 2012, there was $1.9 million of possible capacity remaining under the SLF Credit Facility.

NMF Holdings has certain contracts under which it has material future commitments. The Operating Company has $13.3 million of undrawn funding commitments as of June 30, 2012 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of June 30, 2012, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

Dividends declared to stockholders / unit holders of the Companies for the six months ended June 30, 2012 totaled $27.5 million, of which $6.9 million remained as an outstanding payable as of June 30, 2012 to AIV Holdings only and its stockholders. Tax characteristics of all dividends paid by NMFC and AIV Holdings are reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2012
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	$0.34
Second Quarter (1)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$1.75

(1)                                  Special dividend related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions) (1)
December 31, 2012
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012 (2)	$6.9
Second Quarter (3)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012 (4)	6.5

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$35.4

(1)                             As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(2)                             Actual cash payment was made on July 9, 2012.

(3)                             Special dividend related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

(3)                             Actual cash payment was made on April 4, 2012.

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

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of June 30, 2012, NMFC and AIV Holdings own approximately 34.6% and 65.4%, respectively, of the units of the Operating Company.

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

•                  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest and other credit facility expense and management and incentive fees) has been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NMF Holdings is subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2012, certain of the loans held in the Operating Company’s portfolio had floating interest rates. Interest rates on the loans held within the Operating Company’s portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on June 30, 2012. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, NMF Holdings uses the outstanding balance as of June 30, 2012. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of June 30, 2012, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2012. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2012, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.90%
Base Interest Rate	—%
+100 Basis Points	(3.47)%
+200 Basis Points	0.95%
+300 Basis Points	6.98%

The Operating Company was not exposed to any foreign currency exchange risks as of June 30, 2012.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 1A.                     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                              Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2012.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2012, as a part of NMFC’s dividend reinvestment plan for its common stockholders, NMFC’s transfer agent purchased 56,338 shares of its common stock for $0.8 million in the open market in order to satisfy the reinvestment portion of its dividends. The following chart outlines repurchases of NMFC’s common stock during the quarter ended June 30, 2012.

Month of Dividend Payment	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	—	$—	—	$—
May 2012	43,826	13.97	—	—
June 2012	12,512	14.67	—	—
Total	56,338	$14.13	—	$—

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian

10.13

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.14

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.15

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.16

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.17

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.18

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.19

Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.20

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender

10.21

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.22	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(10)

10.23	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.24	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.25	Amended and Restated Administration Agreement(8)

10.26	Form of Trademark License Agreement(1)

10.27	Amendment No. 1 to Trademark License Agreement(8)

10.28	Form of Registration Rights Agreement(1)

10.29	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.30	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.31	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(11)                            Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed May 8, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2012.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C. NEW MOUNTAIN FINANCE CORPORATION NEW MOUNTAIN FINANCE AIV HOLDINGS CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ADAM B. WEINSTEIN
Adam B. Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)