Form 10-Q
period 2012-09-30
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2012-11-07
CIK 1491925, 1496099, 1515173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2012

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of November 6, 2012
New Mountain Finance Holdings, L.L.C.	Common membership units	36,912,573
New Mountain Finance Corporation	Common stock, $0.01 par value	20,690,635
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

		PAGE

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of September 30, 2012 (unaudited) and December 31, 2011	2
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	3
	Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	5
	Consolidated Schedule of Investments as of September 30, 2012 (unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2011	12
	New Mountain Finance Corporation
	Statement of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	18
	Statements of Operations for the three months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited), the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	19
	Statement of Changes in Net Assets for the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	20
	Statement of Cash Flows for the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	21
	New Mountain Finance AIV Holdings Corporation
	Statement of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011	22
	Statements of Operations for the three months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited), the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	23
	Statement of Changes in Net Assets for the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	24
	Statement of Cash Flows for the nine months ended September 30, 2012 (unaudited) and from May 19, 2011 (commencement of operations) to September 30, 2011 (unaudited)	25

	Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	26

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4.	Controls and Procedures	69

PART II. OTHER INFORMATION		70

Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	75

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investments at fair value (cost of $844,524,713 and $699,864,784, respectively)	$858,884,178	$703,513,560
Cash and cash equivalents	12,670,690	15,318,811
Interest and dividend receivable	8,579,017	7,307,092
Deferred credit facility costs (net of accumulated amortization of $1,680,588 and $855,955, respectively)	5,317,053	3,713,739
Receivable from affiliate	170,909	369,017
Other assets	1,206,326	356,486
Total assets	$886,828,173	$730,578,705
Liabilities
SLF Credit Facility	200,000,000	165,928,000
Holdings Credit Facility	135,664,913	129,037,813
Payable for unsettled securities purchased	19,800,000	7,604,931
Incentive fee payable	6,525,063	2,317,328
Management fee payable	2,767,648	2,200,354
Interest payable	580,796	1,747,095
Payable to affiliate	22,728	—
Other liabilities	1,112,085	1,241,366
Total liabilities	366,473,233	310,076,887
Members’ Capital	520,354,940	420,501,818
Total liabilities and members’ capital	$886,828,173	$730,578,705
Outstanding common membership units	36,912,573	30,919,629
Capital per unit	$14.10	$13.60

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Investment income

Interest income	$21,362,055	$14,860,750	$60,087,281	$38,838,944
Dividend income	215,160	—	215,160	—
Other income	174,515	207,831	770,313	557,648
Total investment income	21,751,730	15,068,581	61,072,754	39,396,592

Expenses

Incentive fee	5,561,173	700,610	11,693,825	1,205,003
Management fee	2,767,649	1,930,140	7,887,506	2,737,649
Interest and other credit facility expenses	2,401,847	1,686,113	7,286,164	4,767,013
Administrative expenses (net of reimbursable expenses of $267,973, $218,396, $850,816 and $398,651, respectively)	276,277	314,250	753,021	517,668
Professional fees (net of reimbursable expenses of $170,909, $816,530, $535,771 and $946,716, respectively)	233,561	55,138	742,934	624,972
Other general and administrative expenses	375,777	380,612	1,014,660	559,180
Total expenses	11,616,284	5,066,863	29,378,110	10,411,485
Net investment income	10,135,446	10,001,718	31,694,644	28,985,107

Net realized gains on investments	1,615,032	1,402,671	14,590,819	13,954,834
Net change in unrealized appreciation (depreciation) of investments	10,494,213	(22,657,239)	10,710,689	(29,119,352)
Net increase (decrease) in capital resulting from operations	$22,244,691	$(11,252,850)	$56,996,152	$13,820,589

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Increase (decrease) in members’ capital resulting from operations:
Net investment income	$31,694,644	$28,985,107
Net realized gains on investments	14,590,819	13,954,834
Net change in unrealized appreciation (depreciation) of investments	10,710,689	(29,119,352)
Net increase in members’ capital resulting from operations	56,996,152	13,820,589
Distributions	—	(10,249,155)
Contributions	—	65,429,677
Net proceeds from issuance of members’ units	82,299,574	129,864,997
Dividends declared	(40,046,256)	(17,314,992)
Offering costs	(376,559)	(11,557,173)
Reinvestment of dividends	980,211	—
Net increase in members’ capital	99,853,122	169,993,943
Members’ capital at beginning of period	420,501,818	241,927,261
Members’ capital at end of period	$520,354,940	$411,921,204

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$56,996,152	$13,820,589
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(14,590,819)	(13,954,834)
Net change in unrealized (appreciation) depreciation of investments	(10,710,689)	29,119,352
Amortization of purchase discount	(4,548,871)	(5,048,033)
Amortization of deferred credit facility costs	824,634	540,957
Non-cash interest income	(888,438)	(957,171)
(Increase) decrease in operating assets:
Purchase of investments	(392,161,971)	(355,424,928)
Proceeds from sales and paydowns of investments	268,370,176	182,264,633
Cash received for purchase of undrawn portion of revolving credit facility	—	1,260,000
Cash paid for drawn revolvers	(10,710,000)	(535,593)
Cash repayments on drawn revolvers	9,870,000	—
Interest and dividend receivable	(1,271,925)	(3,753,482)
Receivable from unsettled securities sold	—	(6,755,000)
Receivable from affiliate	198,108	(1,003,530)
Other assets	(641,517)	(515,714)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	12,195,069	(94,462,500)
Incentive fee payable	4,207,735	700,610
Management fee payable	567,294	1,930,140
Interest payable	(1,166,299)	416,448
Payable to affiliate	22,728	(202,180)
Other liabilities	(322,345)	525,198
Net cash flows (used in) provided by operating activities	(83,760,978)	(252,035,038)
Cash flows from financing activities
Contributions	—	65,429,677
Distributions	—	(10,249,155)
Net proceeds from issuance of members’ units	82,299,574	129,864,997
Dividends paid	(39,066,045)	(17,314,992)
Offering costs paid	(258,516)	(11,500,044)
Proceeds from Holdings Credit Facility	311,326,025	205,870,450
Repayment of Holdings Credit Facility	(304,698,925)	(207,664,263)
Proceeds from SLF Credit Facility	89,031,051	134,361,800
Repayment of SLF Credit Facility	(54,959,051)	(24,691,352)
Deferred credit facility costs paid	(2,561,256)	(4,377,595)
Net cash flows provided by financing activities	81,112,857	259,729,523
Net (decrease) increase in cash and cash equivalents	(2,648,121)	7,694,485
Cash and cash equivalents at the beginning of the period	15,318,811	10,744,082
Cash and cash equivalents at the end of the period	$12,670,690	$18,438,567
Supplemental disclosure of cash flow information
Interest paid	$7,184,552	$3,025,253
Non-cash financing activities:
Value of members’ capital issued in connection with dividend reinvestment plan	$980,211	$—
Accrual for offering costs	326,372	57,129
Accrual for deferred credit facility costs	58,791	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

September 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments - Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien (3)	6.50% (Base Rate + 5.25%)	7/30/2019	$15,000,000	$14,913,322	$14,962,500
	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	30,000,000	29,407,720	30,450,000
				45,000,000	44,321,042	45,412,500	8.73%

Total Funded Debt Investments - Cayman Islands				$45,000,000	$44,321,042	$45,412,500	8.73%

Funded Debt Investments - United Kingdom
Magic Newco, LLC**
Software	First lien (3)	7.25% (Base Rate + 6.00%)	12/12/2018	$15,000,000	$14,566,032	$15,089,070	2.90%

Total Funded Debt Investments - United Kingdom				$15,000,000	$14,566,032	$15,089,070	2.90%

Funded Debt Investments - United States
Plato, Inc. (Archipelago Learning, Inc.)
Education	First lien (3)	7.50% (Base Rate + 6.00%)	5/17/2018	$11,850,000	$11,511,291	$11,894,438
	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150,000	28,589,575	28,567,000
				41,000,000	40,100,866	40,461,438	7.77%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,850,000	7,701,167	7,923,594
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000,000	23,306,638	23,535,000
				31,850,000	31,007,805	31,458,594	6.04%

Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875,000	30,706,131	30,836,406	5.92%

Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,700,000	19,229,669	19,379,875
	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	4,975,000	4,786,094	4,894,156
	First lien (2)	9.00% (Base Rate + 7.50%)	4/15/2018	5,985,000	5,806,242	5,887,744
				30,660,000	29,822,005	30,161,775	5.80%
Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.47% (Base Rate + 3.25%)	8/1/2014	14,755,543	13,009,095	14,275,988
	Second lien (2)	6.72% (Base Rate + 6.50%)	2/1/2015	15,000,000	12,567,838	14,475,000
				29,755,543	25,576,933	28,750,988	5.53%

Global Knowledge Training LLC
Education	First lien (3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,806,802	4,745,019	4,734,699
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,800,763	23,755,300
				29,056,802	28,545,782	28,489,999	5.48%

Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	8,390,000	8,319,083	8,390,000
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,738,032	20,050,000
				28,390,000	28,057,115	28,440,000	5.47%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien (2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,125,366	24,625,000	4.73%

SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	4,315,000	4,222,087	4,288,031
	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436,329	19,715,305	20,308,602
				24,751,329	23,937,392	24,596,633	4.73%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Ipreo Holdings LLC
Information Services	First lien (2)	8.00% (Base Rate + 6.50%)	8/7/2017	$2,992,500	$2,963,476	$2,992,500
	First lien (3)	8.00% (Base Rate + 6.50%)	8/7/2017	18,562,500	18,212,926	18,562,500
				21,555,000	21,176,402	21,555,000	4.14%

Renaissance Learning, Inc.
Education	Second lien (2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,088,505	20,500,000	3.94%

Learning Care Group (US), Inc.
Education	First lien (2)	12.00%	4/27/2016	17,368,421	17,159,158	16,695,606
	Subordinated (2)	15.00% PIK*	6/30/2016	3,518,479	3,364,940	3,194,889
				20,886,900	20,524,098	19,890,495	3.82%

eResearchTechnology, Inc.
Healthcare Services	First lien (3)	8.00% (Base Rate + 6.50%)	5/2/2018	20,000,000	19,223,418	19,837,500	3.81%

Six3 Systems, Inc.
Federal Services	First lien (2)	7.00% (Base Rate + 5.75%)	10/4/2019	20,000,000	19,800,000	19,800,000	3.81%

Transplace Texas, L.P.
Logistics	Second lien (2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,567,234	19,500,000	3.75%

Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	17,409,960	17,264,301	17,464,367	3.36%

Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	17,000,000	16,769,702	17,042,500	3.28%

PODS, Inc. (7)
Consumer Services
PODS Funding Corp. II	First lien (3)	8.50% (Base Rate + 7.00%)	11/29/2016	12,473,577	12,148,661	12,442,393
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	4,500,000	4,356,024	4,344,095
				16,973,577	16,504,685	16,786,488	3.23%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,787,570	16,659,206	16,619,694	3.19%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	10.25% (Base Rate + 7.00%)	12/31/2015	16,364,668	16,135,054	16,446,491	3.16%

NEWAsurion Corporation (6)
Business Services
Asurion, LLC (fka Asurion Corporation)	Second lien (2)	9.00% (Base Rate + 7.50%)	5/24/2019	2,229,299	2,220,007	2,310,111
Lonestar Intermediate Super Holdings, LLC	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000,000	11,657,714	12,825,000
				14,229,299	13,877,721	15,135,111	2.91%

OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,887,500	14,626,310	14,980,547	2.88%

Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien (3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,812,500	14,526,917	14,886,192	2.86%

Volume Services America, Inc. (Centerplate)
Consumer Services	First lien (2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,737,500	14,448,936	14,737,500	2.83%

Triple Point Technology, Inc.
Software	First lien (3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,391,250	13,884,062	14,427,228	2.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Sabre Inc.
Software	First lien (2)	7.25% (Base Rate + 6.00%)	12/29/2017	$14,000,000	$13,950,842	$14,128,338	2.72%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,777,469	14,616,427	13,299,722	2.56%

Aspen Dental Management, Inc
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,902,500	12,670,893	12,870,244	2.47%

Van Wagner Communications, LLC
Media	First lien (2)	8.25% (Base Rate + 7.00%)	8/3/2018	12,000,000	11,764,551	12,230,004	2.35%

Supervalu Inc.**
Retail	First lien (2)	8.00% (Base Rate + 6.75%)	8/30/2018	11,970,000	11,614,165	12,060,709	2.32%

Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,908,205	12,030,000	2.31%

TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien (3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,315,157	11,157,696	11,258,581	2.16%

Merrill Communications LLC
Business Services	First lien (2)	9.75% (Base Rate + 6.50%)	12/24/2012	11,421,788	11,132,749	11,207,630	2.15%

Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 5.00%)	12/14/2016	11,164,655	11,039,209	10,997,185	2.11%

Immucor, Inc.
Healthcare Services	First lien (3)	5.75% (Base Rate + 4.50%)	8/19/2018	4,950,094	4,777,916	5,024,345
	Subordinated (2)	11.13%	8/15/2019	5,000,000	4,941,655	5,675,000
				9,950,094	9,719,571	10,699,345	2.06%

Permian Tank & Manufacturing, Inc.
Energy	First lien (3)	9.00% (Base Rate + 7.25%)	3/15/2017	10,657,658	10,414,096	10,657,658	2.05%

YP Holdings LLC (1)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien (2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	10,411,891	9,676,418	10,516,010	2.02%

CHG Companies, Inc.
Healthcare Services	Second lien (2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,845,241	10,050,000	1.93%

Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,920,803	10,050,000	1.93%

Premier Dental Services, Inc. (Western)
Healthcare Services	First lien (2)	5.87% (Base Rate + 5.50%)	7/1/2013	9,961,832	9,550,010	9,936,928	1.91%

Merge Healthcare Inc.**
Healthcare Services	First lien (2)	11.75%	5/1/2015	9,000,000	8,906,260	9,787,500	1.88%

Consona Holdings, Inc.
Software	First lien (3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,500,000	8,416,300	8,415,000	1.62%

Physio-Control International, Inc.
Healthcare Products	First lien (2)(8)	9.88%	1/15/2019	7,000,000	7,000,000	7,700,000	1.48%

Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,851,250	6,825,324	6,851,250	1.32%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.76% (Base Rate + 5.24%)	2/18/2017	$7,218,750	$7,134,959	$6,496,875	1.25%

Stratus Technologies, Inc.
Information Technology	First lien (2)	12.00%	3/29/2015	6,664,000	6,380,436	6,230,840	1.20%

Alion Science and Technology Corporation
Federal Services	First lien (2)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,257,192	6,043,096	5,845,263	1.12%

Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	11.50% (Base Rate + 9.50%)	10/10/2016	6,000,000	5,908,033	5,430,000	1.04%

Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,072,385	4,928,655	4,499,205	0.86%

Brickman Group Holdings, Inc.
Business Services	Subordinated (2) (8)	9.13%	11/1/2018	3,650,000	3,332,451	3,759,500	0.72%

Tekelec Global, Inc.
Software	First lien (3)	9.00% (Base Rate + 7.50%)	1/29/2018	2,300,000	2,268,500	2,300,000	0.44%

Mach Gen, LLC
Power Generation	Second lien (2)	7.93% PIK (Base Rate + 7.50%)*	2/22/2015	3,603,356	3,383,164	2,278,541	0.44%

Airvana Network Solutions Inc.
Software	First lien (2)	10.00% (Base Rate + 8.00%)	3/25/2015	1,714,286	1,692,824	1,716,965	0.33%

ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK) (5)*	12/30/2014	4,432,501	4,306,437	332,438
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	102,861	93,691	66,860
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	1,665,103	1,516,666	1,082,317
				6,200,465	5,916,794	1,481,615	0.28%

Advantage Sales & Marketing Inc.
Business Services	First lien (2)(4)	6.25% (Base Rate + 3.00%)	12/17/2015	840,000	739,200	777,000	0.15%

Total Funded Debt Investments - United States				$804,779,126	$783,812,818	$792,991,854	152.39%

Total Funded Debt Investments				$864,779,126	$842,699,892	$853,493,424	164.02%

Equity - United States
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	$2,109	$2,109
	Preferred shares (2)	—	—	2,423	2,422,891	2,422,891
					2,425,000	2,425,000	0.47%
Stratus Technologies, Inc.
Information Technology	Ordinary shares (2)	—	—	144,270	65,123	37,265
	Preferred shares (2)	—	—	32,830	14,819	8,480
					79,942	45,745	0.01%

Total Shares					$2,504,942	$2,470,745	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2012

(unaudited)

Portfolio Company, Location and Industry	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Warrants - United States
YP Holdings LLC (1)
YP Equity Investors LLC
Media	Warrants (2)	—	—	5	$466,248	$3,537,307	0.68%

Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	292,851	209,828	0.04%

PODS, Inc. (7)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129	155,905	155,906	0.03%

Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	193,850	14,371	0.00%

Total Warrants					$1,108,854	$3,917,412	0.75%

Total Funded Investments					$846,313,688	$859,881,581	165.25%

Unfunded Debt Investments - United States

Kronos Incorporated
Software	First lien (2)(4) — Undrawn	—	6/11/2013	$4,198,500	$(629,775)	$(272,903)	(0.05)%

Advantage Sales & Marketing Inc.
Business Services	First lien (2)(4) — Undrawn	—	12/17/2015	9,660,000	(1,159,200)	(724,500)	(0.14)%

Total Unfunded Debt Investments				$13,858,500	$(1,788,975)	$(997,403)	(0.19)%

Total Investments					$844,524,713	$858,884,178	165.06%

(1)                                     New Mountain Finance Holdings, L.L.C. (“NMF Holdings”) holds investments in two related entities of YP Holdings LLC. NMF Holdings directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP Intermediate Holdings Corp. and YP Intermediate Holdings II LLC (together “YP Intermediate”), a subsidiary of YP Holdings LLC.

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

(6)                                     NMF Holdings holds investments in two related entities of NEWAsurion Corporation.  NMF Holdings has credit investments in Asurion, LLC and Lonestar Intermediate Super Holdings, LLC. Asurion, LLC is a wholly-owned subsidiary of Lonestar Intermediate Holdings, LLC, which in turn is a wholly-owned subsidiary of Lonestar Intermediate Super Holdings, LLC.

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

(8)                                     Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities are considered liquid and may be resold in transactions exempt from registration to qualified institutional buyers. At September 30, 2012, the aggregate market value of these securities amounted to $11,459,500 or 2.20% of members’ capital.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

September 30, 2012

(unaudited)

September 30, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	60.16%
Second lien	35.63%
Subordinated	3.47%
Equity and other	0.74%
Total investments	100.00%

September 30, 2012
Industry Type	Percent of Total Investments at Fair Value
Software	25.09%
Education	17.02%
Healthcare Services	15.46%
Federal Services	9.72%
Business Services	7.02%
Media	4.34%
Information Services	3.82%
Healthcare Products	3.76%
Consumer Services	3.69%
Logistics	2.90%
Industrial Services	1.99%
Healthcare Information Technology	1.55%
Retail	1.40%
Energy	1.24%
Information Technology	0.73%
Power Generation	0.27%
Total investments	100.00%

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (continued)

December 31, 2011

December 31, 2011
Investment Type	Percent of Total Investments at Fair Value
First lien	58.32%
Second lien	37.34%
Subordinated	3.93%
Equity and other	0.41%
Total investments	100.00%

December 31, 2011
Industry Type	Percent of Total Investments at Fair Value
Software	22.12%
Healthcare Services	16.71%
Education	14.47%
Business Services	10.86%
Federal Services	10.05%
Consumer Services	4.23%
Information Services	4.21%
Healthcare Products	3.54%
Logistics	3.50%
Industrial Services	2.49%
Healthcare Information Technology	2.01%
Media	1.67%
Specialty Chemicals and Materials	1.34%
Power Generation	1.22%
Information Technology	0.89%
Telecommunication	0.69%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statement of Assets and Liabilities

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $283,692,771 and $144,355,856, respectively)	$291,674,984	$145,486,821
Total assets	$291,674,984	$145,486,821
Net assets
Common stock, par value $0.01 per share 20,690,635 and 10,697,691 shares issued and outstanding, respectively	206,906	106,977
Paid in capital in excess of par	283,532,016	144,248,879
Accumulated undistributed net realized gains	2,334,682	286,307
Net unrealized appreciation (depreciation)	5,601,380	844,658
Total net assets	$291,674,984	$145,486,821
Number of shares outstanding	20,690,635	10,697,691
Net asset value per share	$14.10	$13.60

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$9,562,923	$5,141,579	$22,961,224	$7,565,172
Dividend income	95,894	—	95,894	—
Other income	82,855	71,906	288,991	177,827
Total expenses	(5,168,105)	(1,753,053)	(11,313,409)	(2,698,438)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	4,573,567	3,460,432	12,032,700	5,044,561
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	699,536	485,301	5,188,948	346,214
Net change in unrealized appreciation (depreciation) of investments	4,724,830	(7,839,038)	4,799,727	(7,458,377)
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	5,424,366	(7,353,737)	9,988,675	(7,112,163)
Total net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	9,997,933	(3,893,305)	22,021,375	(2,067,602)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(43,005)	—	(43,005)	6,220,520
Net increase (decrease) in net assets resulting from operations	$9,954,928	$(3,893,305)	$21,978,370	$4,152,918
Basic earnings per share	$0.62	$(0.36)	$1.75	$0.39
Weighted average shares of common stock outstanding—basic (See Note 11)	16,177,442	10,697,691	12,537,607	10,697,691
Diluted earnings per share	$0.62	$(0.36)	$1.74	$(0.19)
Weighted average shares of common stock outstanding—diluted (See Note 11)	36,138,511	30,919,629	32,671,954	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

(unaudited)

	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$12,032,700	$5,044,561
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	5,188,948	346,214
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	4,799,727	(7,458,377)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(43,005)	6,220,520
Total net increase in net assets resulting from operations	21,978,370	4,152,918
Capital transactions
Proceeds from shares sold	82,299,573	129,864,996
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(211,073)	(3,998,597)
Value of shares issued for exchanged units	56,314,355	18,489,457
Dividends declared	(15,173,273)	(5,990,707)
Reinvestment of dividends	980,211	—
Total net increase in net assets resulting from capital transactions	124,209,793	138,365,149
Net increase in net assets	146,188,163	142,518,067
Net assets at beginning of period	145,486,821	—
Net assets at end of period	$291,674,984	$142,518,067

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

(unaudited)

	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$21,978,370	$4,152,918
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(12,032,700)	(5,044,561)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(9,988,675)	7,112,163
Net change in unrealized depreciation (appreciation) of investment in New Mountain Finance Holdings, L.L.C.	43,005	(6,220,520)
(Increase) decrease in operating assets:
Purchase of investment	(82,299,573)	(129,864,996)
Distributions from New Mountain Finance Holdings, L.L.C.	15,173,273	5,990,707
Net cash flows (used in) provided by operating activities	(67,126,300)	(123,874,289)
Cash flows from financing activities
Proceeds from shares sold	82,299,573	129,864,996
Dividends paid	(15,173,273)	(5,990,707)
Net cash flows provided by financing activities	67,126,300	123,874,289
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Guardian Partners, L.P. exchange of New Mountain Finance Holdings, L.L.C. units for shares	$—	$18,489,457
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	56,314,355	—
Value of shares issued in connection with dividend reinvestment plan	980,211	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(211,073)	(3,998,597)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $234,382,864 and $290,847,952, respectively)	$228,679,956	$275,014,997
Total assets	$228,679,956	$275,014,997
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	1	1
Paid in capital in excess of par	234,382,861	292,383,201
Accumulated undistributed net realized gains (distributions in excess of net realized gains)	3,196,798	(994,034)
Net unrealized depreciation	(8,899,704)	(16,374,171)
Total net assets	228,679,956	275,014,997
Total liabilities and net assets	$228,679,956	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

(unaudited)

	Three months ended	Three months ended	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$11,799,132	$9,719,171	$37,126,057	$14,300,510
Dividend income	119,266	—	119,266	—
Other income	91,660	135,925	481,322	336,148
Total expenses	(6,448,179)	(3,313,810)	(18,064,701)	(5,100,875)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	5,561,879	6,541,286	19,661,944	9,535,783
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	915,496	917,370	9,401,871	654,454
Net change in unrealized appreciation (depreciation) of investments	5,769,383	(14,818,201)	5,910,962	(14,098,634)
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	6,684,879	(13,900,831)	15,312,833	(13,444,180)
Total net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	12,246,758	(7,359,545)	34,974,777	(3,908,397)
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	381,614	—	381,614	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	1,563,505	—	1,563,505	(6,212,133)
Net increase (decrease) in net assets resulting from operations	$14,191,877	$(7,359,545)	$36,919,896	$(10,120,530)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

(unaudited)

	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$19,661,944	$9,535,783
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	9,401,871	654,454
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	5,910,962	(14,098,634)
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	381,614	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	1,563,505	(6,212,133)
Total net increase (decrease) in net assets resulting from operations	36,919,896	(10,120,530)
Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(58,216,467)	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(165,487)	(7,558,581)
Contributions from exchanged shares	—	298,406,533
Dividends declared	(24,872,983)	(11,324,285)
Total net (decrease) increase in net assets resulting from capital transactions	(83,254,937)	279,523,667
Net (decrease) increase in net assets	(46,335,041)	269,403,137
Net assets at beginning of period	275,014,997	—
Net assets at end of period	$228,679,956	$269,403,137

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

(unaudited)

	Nine months ended	From May 19, 2011 (commencement of operations) to
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$36,919,896	$(10,120,530)
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(19,661,944)	(9,535,783)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(15,312,833)	13,444,180
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	(381,614)	—
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(1,563,505)	6,212,133
(Increase) decrease in operating assets:
Distributions from New Mountain Finance Holdings, L.L.C.	24,872,983	11,324,285
Net cash flows provided by (used in) operating activities	24,872,983	11,324,285
Cash flows from financing activities
Proceeds from shares sold	58,216,467	—
Distribution to New Mountain Guardian AIV, L.P.	(58,216,467)	—
Dividends paid	(24,872,983)	(11,324,285)
Net cash flows (used in) provided by financing activities	(24,872,983)	(11,324,285)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Guardian AIV, L.P. contribution of New Mountain Finance Holdings, L.L.C. units for shares of New Mountain Finance AIV Holdings, L.L.C.	$—	$298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(165,487)	(7,558,581)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation and the Financial Statements

of New Mountain Finance AIV Holdings Corporation

September 30, 2012

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

NMF Holdings is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of September 30, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

New Mountain Finance Corporation (“NMFC”) is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code.

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

On July 10, 2012, NMFC’s shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share. In connection with the offering, the underwriters purchased an additional 676,802 shares with the exercise of the overallotment option to purchase up to an additional 787,500 shares of common stock. As a result of this public offering, NMFC and AIV Holdings owned approximately 45.1% and 54.9%, respectively, of the units of NMF Holdings.

On September 28, 2012, NMFC completed an underwritten secondary public offering of 4,000,000 shares of its common stock at a public offering price of $15.00 per share on behalf of a selling stockholder, AIV Holdings. No shares were sold by NMFC, and it did not receive any proceeds from this secondary public offering. The Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. After completion of this underwritten secondary public offering, NMFC and AIV Holdings owned approximately 56.0% and 44.0%, respectively, of the units of NMF Holdings.

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

As part of the third quarter 2012 dividend payment, NMFC issued an additional 66,142 shares in conjunction with its dividend reinvestment plan at a price of $14.82. As of September 30, 2012, NMFC and AIV Holdings own approximately 56.1% and 43.9%, respectively, of the units of NMF Holdings.

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

The diagram below depicts the Companies’ current organizational structure as of September 30, 2012.

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

NMFC’s and AIV Holdings’ revenue recognition policies are as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC’s and AIV Holdings’ Statements of Operations. Realized gains and losses are recorded upon sales of NMFC’s and AIV Holdings’ investments in the Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC’s IPO price of $13.75 per unit and the actual net asset value per unit.

All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. NMFC and AIV Holdings have recorded their portion of the offering costs excluding underwriters’ discounts or commissions as a direct reduction to net assets and the cost of their investment in the Operating Company.

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

NMFC and AIV Holdings have elected to be treated, and intend to comply with the requirements to qualify annually, as RICs under subchapter M of the Code. As RICs, NMFC and AIV Holdings are not subject to federal income tax on the portion of taxable income and gains timely distributed to stockholders; therefore, no provision for income taxes has been recorded.

To continue to qualify as RICs, NMFC and AIV Holdings are required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of their respective investment company taxable income, as defined by the Code. Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

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

Under certain circumstances, the distributions that NMF Holdings makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to continue to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV, its sole stockholder, out of assets legally available for distribution each quarter.

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

Note 3. Investments

At September 30, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$512,728,758	$516,696,669
Second lien	300,529,375	306,000,868
Subordinated	27,652,784	29,798,484
Equity and other	3,613,796	6,388,157
Total investments	$844,524,713	$858,884,178

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$211,165,998	$215,457,937
Education	149,780,665	146,202,123
Healthcare Services	126,716,910	132,744,997
Federal Services	82,867,599	83,517,909
Business Services	57,744,926	60,316,516
Media	32,946,426	37,280,506
Information Services	32,334,098	32,813,581
Healthcare Products	31,125,366	32,325,000
Consumer Services	31,109,526	31,679,894
Logistics	25,475,267	24,930,000
Industrial Services	16,769,702	17,042,500
Healthcare Information Technology	14,616,427	13,299,722
Retail	11,614,165	12,060,709
Energy	10,414,096	10,657,658
Information Technology	6,460,378	6,276,585
Power Generation	3,383,164	2,278,541
Total investments	$844,524,713	$858,884,178

At December 31, 2011 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$407,538,564	$410,313,643
Second lien	262,532,416	262,701,495
Subordinated	26,672,980	27,648,951
Equity and other	3,120,824	2,849,471
Total investments	$699,864,784	$703,513,560

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$153,797,485	$155,642,372
Healthcare Services	113,200,121	117,544,595
Education	104,237,094	101,794,083
Business Services	73,143,286	76,435,801
Federal Services	70,665,154	70,674,563
Consumer Services	29,357,183	29,764,430
Information Services	29,516,875	29,626,611
Healthcare Products	24,037,614	24,875,000
Logistics	25,407,419	24,610,002
Industrial Services	19,220,188	17,543,793
Healthcare Information Technology	14,704,271	14,108,263
Media	11,756,172	11,731,350
Specialty Chemicals and Materials	9,449,821	9,430,359
Power Generation	9,966,951	8,609,943
Information Technology	6,570,081	6,249,251
Telecommunication	4,835,069	4,873,144
Total investments	$699,864,784	$703,513,560

As of September 30, 2012, the Operating Company’s original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of September 30, 2012, this first lien debt investment had a cost basis of $4,306,437, a fair value of $332,438 and total unearned interest income of $154,682 and $451,916, respectively, for the three and nine months then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1,610,357 and a combined fair value of $1,149,177 as of September 30, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in the aggregate reversal of accrued interest income of $232,147, of which $155,462 was previously earned and accrued in prior periods (prior to the quarter ended September 30, 2012 and dating back to October 1, 2011). No PIK was recorded during the quarter ended September 30, 2012 related to the two super priority first lien positions. As of September 30, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,916,794 and an aggregate fair value of $1,481,615, putting the entire ATI Acquisition Company positions on non-accrual. As of December 31, 2011, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,351,747, a fair value of $783,617 and total unearned interest income of $139,793 for the quarter and year then ended.  The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis and fair value of $1,576,066 as of December 31, 2011. As of December 31, 2011, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,927,813 and an aggregate fair value of $2,359,683.

As of September 30, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $13,858,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of September 30, 2012. These unfunded commitments are disclosed on the Operating Company’s Consolidated Schedule of Investments as of September 30, 2012.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of September 30, 2012:

	Total	Level I	Level II	Level III
First lien	$516,696,669	$—	$466,135,619	$50,561,050
Second lien	306,000,868	—	262,745,568	43,255,300
Subordinated	29,798,484	—	22,259,500	7,538,984
Equity and other	6,388,157	—	—	6,388,157
Total investments	$858,884,178	$—	$751,140,687	$107,743,491

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

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2012	$106,374,080	$42,747,486	$53,275,300	$7,538,984	$2,812,310
Total gains or losses included in earnings:
Net realized gains (losses) on investments	105,876	105,876	—	—	—
Net change in unrealized appreciation (depreciation)	3,161,381	51,782	—	—	3,109,599
Purchases, including capitalized PIK, revolver fundings and delayed draws	11,460,000	11,460,000	—	—	—
Proceeds from sales and paydowns of investments	(10,385,344)	(10,385,344)	—	—	—
Transfers into Level III(1)	7,047,498	6,581,250	—	—	466,248	(2)
Transfers out of Level III(1)	(10,020,000)	—	(10,020,000)	—	—
Fair value, September 30, 2012	$107,743,491	$50,561,050	$43,255,300	$7,538,984	$6,388,157
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$3,161,381	$51,782	$—	$—	$3,109,599

(1)                                 As of September 30, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 This Level III transfer relates to the Operating Company’s investment in warrants of YP Equity Investors LLC, which was valued with YP Holdings LLC’s second lien debt as of June 30, 2012.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2011:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2011	$44,501,997	$30,794,495	$—	$13,231,138	$476,364
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	22,914	(1,083,701)	—	1,181,247	(74,632)
Purchases, including capitalized PIK and revolver fundings	24,000,000	—	24,000,000	—	—
Proceeds from sales and paydowns of investments	(535,593)	(535,593)	—	—	—
Transfers out of Level III(1)	(14,700,000)	(14,700,000)	—	—	—
Fair value, September 30, 2011	$53,289,318	$14,475,201	$24,000,000	$14,412,385	$401,732
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$22,914	$(1,083,701)	$—	$1,181,247	$(74,632)

(1)                                 As of September 30, 2011, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,274,695	4,252,079	22,616	—	—
Net change in unrealized (depreciation) appreciation	(1,001,118)	(3,851,021)	(173,235)	(22,576)	3,045,714
Purchases, including capitalized PIK, revolver fundings and delayed draws	57,088,933	46,051,481	10,020,619	990,109	26,724
Proceeds from sales and paydowns of investments	(29,501,938)	(24,501,938)	(5,000,000)	—	—
Transfers into Level III(1)	7,047,498	6,581,250	—	—	466,248	(2)
Transfers out of Level III(1)	(21,131,538)	(11,111,538)	(10,020,000)	—	—
Fair value, September 30, 2012	$107,743,491	$50,561,050	$43,255,300	$7,538,984	$6,388,157
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$2,612,648	$(409,871)	$(619)	$(22,576)	$3,045,714

(1)                                 As of September 30, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 This Level III transfer relates to the Operating Company’s investment in warrants of YP Equity Investors LLC, which was valued with YP Holdings LLC’s second lien debt as of June 30, 2012.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2011, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2011:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$—	$12,747,764	$532,863
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation)	811,495	(487,407)	—	1,452,203	(153,301)
Purchases, including capitalized PIK and revolver fundings	38,210,181	13,975,593	24,000,000	212,418	22,170
Proceeds from sales and paydowns of investments	(535,593)	(535,593)	—	—	—
Transfers into Level III(1)	(752,726)	(752,726)	—	—	—
Transfers out of Level III(1)	(14,700,000)	(14,700,000)	—	—	—
Fair value, September 30, 2011	$53,289,318	$14,475,201	$24,000,000	$14,412,385	$401,732
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$811,495	$(487,407)	$—	$1,452,203	$(153,301)

(1)                                 As of September 30, 2011, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2012 and September 30, 2011. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of September 30, 2012, NMF Holdings used a relevant EBITDA range of 3.50x to 11.60x for first lien debt investments and 5.50x to 8.00x for second lien and subordinated debt investments to determine the enterprise value of seven of its portfolio companies.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of September 30, 2012, NMF Holdings used a discount range of 6.5% to 14.5% for first lien debt investments, 11.5% to 13.1% for second lien debt investments and 17.0% to 22.1% for subordinated debt investments to value six of its portfolio companies.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility are representative of market. Both facilities were amended and restated on May 8, 2012 to lower the applicable interest rate spread by 0.25%. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of September 30, 2012, as both facilities are continually monitored and examined by both the borrower and the lender. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of September 30, 2012), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The management fee and incentive fee incurred by the Operating Company were $2,767,649 and $5,561,173 for the three months ended September 30, 2012, which includes an accrual of $2,582,953 of capital gains incentive fees for the quarter then ended. The management fee and incentive fee incurred by the Operating Company were $7,887,506 and $11,693,825 for the nine months ended September 30, 2012, which includes an accrual of $3,546,843 of capital gains incentive fees for the nine months then ended. These accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on September 30, 2012 and liquidated its investments at the current valuation. No accrual was required for the nine months ended September 30, 2011. The management fee and incentive fees incurred by the Operating Company were $1,930,140 and $700,610 for the three months ended September 30, 2011 and $2,737,649 and $1,205,003 for the period from May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011. For the three and nine months ended September 30, 2011, there were no capital gains incentive fees incurred by the Operating Company. The Operating Company’s Consolidated Statement of Operations below is adjusted as if step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three and nine months ended September 30, 2012 is adjusted to reflect this step-up to fair market value.

	Three months ended September 30, 2012	Adjustments	Adjusted three months ended September 30, 2012
Investment income
Interest income	$21,362,055	$(805,520)	$20,556,535
Dividend income	215,160	—	215,160
Other income	174,515	—	174,515
Total investment income	21,751,730	(805,520)	20,946,210
Total expenses pre-incentive fee	6,055,111	—	6,055,111
Pre-Incentive Fee Net Investment Income	15,696,619	(805,520)	14,891,099
Incentive fee (1)	5,561,173	—	5,561,173
Post-Incentive Fee Net Investment Income	10,135,446	(805,520)	9,329,926
Net realized gains on investments	1,615,032	(168,786)	1,446,246
Net change in unrealized appreciation of investments	10,494,213	974,306	11,468,519
Net increase in capital resulting from operations	$22,244,691		$22,244,691

(1)                                 For the three months ended September 30, 2012, the Operating Company incurred total incentive fees of $5,561,173, of which $2,582,953 related to capital gains incentive fees on a hypothetical liquidation basis.

	Nine months ended September 30, 2012	Adjustments	Adjusted nine months ended September 30, 2012
Investment income
Interest income	$60,087,281	$(2,653,558)	$57,433,723
Other income	770,313	—	770,313
Dividend income	215,160	—	215,160
Total investment income	61,072,754	(2,653,558)	58,419,196
Total expenses pre-incentive fee	17,684,285	—	17,684,285
Pre-Incentive Fee Net Investment Income	43,388,469	(2,653,558)	40,734,911
Incentive fee (1)	11,693,825	—	11,693,825
Post-Incentive Fee Net Investment Income	31,694,644	(2,653,558)	29,041,086
Net realized gains on investments	14,590,819	(5,386,336)	9,204,483
Net change in unrealized appreciation of investments	10,710,689	8,039,894	18,750,583
Net increase in capital resulting from operations	$56,996,152		$56,996,152

(1)                                 For the nine months ended September 30, 2012, the Operating Company incurred total incentive fees of $11,693,825, of which $3,546,843 related to capital gains incentive fees on a hypothetical liquidation basis.

The following Statement of Operations for the three months ended September 30, 2011 and the period May 19, 2011 (effective date of the Investment Management Agreement) to September 30, 2011 is adjusted to reflect the step-up to fair market value.

	Three months ended September 30, 2011	Adjustments	Adjusted three months ended September 30, 2011
Investment income
Interest income	$14,860,750	$(1,189,611)	$13,671,139
Other income	207,831	—	207,831
Total investment income	15,068,581	(1,189,611)	13,878,970
Total expenses pre-incentive fee	4,366,253	—	4,366,253
Pre-Incentive Fee Net Investment Income	10,702,328	(1,189,611)	9,512,717
Incentive fee (1)	700,610	—	700,610
Post-Incentive Fee Net Investment Income	10,001,718	(1,189,611)	8,812,107
Net realized gains on investments	1,402,671	(1,396,525)	6,146
Net change in unrealized (depreciation) appreciation of investments	(22,657,239)	2,586,136	(20,071,103)
Net decrease in capital resulting from operations	$(11,252,850)		$(11,252,850)

(1)                                 For the three months ended September 30, 2011, the Operating Company had no incentive fees related to capital gains.

	Period from May 19, 2011 to September 30, 2011	Adjustments	Adjusted period from May 19, 2011 to September 30, 2011
Investment income
Interest income	$21,865,682	$(1,748,300)	$20,117,382
Other income	513,975	—	513,975
Total investment income	22,379,657	(1,748,300)	20,631,357
Total expenses pre-incentive fee	6,594,310	—	6,594,310
Pre-Incentive Fee Net Investment Income	15,785,347	(1,748,300)	14,037,047
Incentive fee (1)	1,205,003	—	1,205,003
Post-Incentive Fee Net Investment Income	14,580,344	(1,748,300)	12,832,044
Net realized gains (losses) on investments	1,000,668	(1,181,204)	(180,536)
Net change in unrealized (depreciation) appreciation of investments	(21,557,011)	2,929,504	(18,627,507)
Net decrease in capital resulting from operations	$(5,975,999)		$(5,975,999)

(1)                                 For the period from May 19, 2011 to September 30, 2011, the Operating Company had no incentive fees related to capital gains.

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. NMF Holdings will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500,000 for the time period from April 1, 2012 to March 31, 2013.

The Operating Company incurred $438,882 and $1,386,587 in expenses in excess of the expense cap for the three months and nine months ended September 30, 2012, of which $170,909 was receivable from an affiliate as of September 30, 2012. The Operating Company incurred $1,034,926 and $1,345,367 in expenses in excess of the expense cap for the three months and nine months ended September 30, 2011, of which $816,530 was receivable from an affiliate as of September 30, 2011.

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

AIV Holdings entered into a Registration Rights Agreement with NMFC, Steven B. Klinsky (the Chairman of our board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration. During the three months ended September 30, 2012, shares held by AIV Holdings and Steven B. Klinsky were registered on the shelf registration statement on Form N-2.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of September 30, 2012, NMFC and AIV Holdings own approximately 56.1% and 43.9%, respectively, of the units of NMF Holdings.

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

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. NMF Holdings reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500,000 for the time period from April 1, 2012 to March 31, 2013.

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

Note 7. Borrowing Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $185,000,000, as amended on August 7, 2012. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

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

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $807,007 and $178,602, respectively, for the three months ended September 30, 2012. Interest expense and non-usage fees were $2,919,801 and $251,460, respectively, for the nine months ended September 30, 2012. Interest expense and non-usage fees were $268,851 and $163,564, respectively, for the three months ended September 30, 2011. Interest expense and non-usage fees were

$1,162,756 and $538,464, respectively, for the nine months ended September 30, 2011. The weighted average interest rate for the nine months ended September 30, 2012 and September 30, 2011 was 3.1% and 3.2%, respectively. The average debt outstanding for the nine months ended September 30, 2012 and September 30, 2011 was $122,887,369 and $46,718,994, respectively. The outstanding balance as of September 30, 2012 and December 31, 2011 was $135,664,913 and $129,037,813, respectively. As of September 30, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $200,000,000, as amended on August 7, 2012. The SLF Credit Facility is non-recourse to NMF Holdings and is secured by all assets owned by NMF SLF on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1,051,466 and $7,458, respectively, for the three months ended September 30, 2012. Interest expense and non-usage fees were $3,138,462 and $19,828, respectively, for the nine months ended September 30, 2012. Interest expense and non-usage fees were $955,702 and $24,574, respectively, for the three months ended September 30, 2011. Interest expense and non-usage fees were $2,305,096 and $82,742, respectively, for the nine months ended September 30, 2011. The weighted average interest rate for the nine months ended September 30, 2012 and September 30, 2011 for the facility was 2.4% and 2.5%, respectively. The average debt outstanding for the nine months ended September 30, 2012 and September 30, 2011 was $174,808,061 and $123,049,814, respectively. The outstanding balance as of September 30, 2012 and December 31, 2011 was $200,000,000 and $165,928,000, respectively. As of September 30, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

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

Note 8. Regulation

NMFC and AIV Holdings have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as RICs under Subchapter M of the Code. In order to continue to qualify as RICs, among other things, NMFC and AIV Holdings are required to timely distribute to their stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. NMFC and AIV Holdings, among other things, intend to make and continue to make the requisite distributions to their stockholders, which will generally relieve NMFC and AIV Holdings from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code). However, under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to continue to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV.

Additionally as BDCs, the Companies must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2012, NMF Holdings had unfunded commitments on revolving credit facilities of $13,858,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments. As of December 31, 2011, NMF Holdings had unfunded commitments on revolving credit facilities of $22,698,500, outstanding bridge financing commitments of $35,000,000 and other future funding commitments of $4,250,632, all of which are disclosed on NMF Holdings’ Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of September 30, 2012. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of September 30, 2012 and December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Accumulated Undistributed Net	Net Unrealized Appreciation	Total Stockholders’
	Shares	Par Amount	of Par	Income	Realized Gains	(Depreciation)	Equity
Balance at December 31, 2011	10,697,691	$106,977	$144,248,879	$—	$286,307	$844,658	$145,486,821
Issuances of common stock	9,992,944	99,929	139,494,210	—	—	—	139,594,139
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(211,073)	—	—	—	(211,073)
Dividends declared	—	—	—	(12,032,700)	(3,140,573)	—	(15,173,273)
Net increase in stockholders’ equity resulting from operations	—	—	—	12,032,700	5,188,948	4,756,722	21,978,370
Balance at September 30, 2012	20,690,635	$206,906	$283,532,016	$—	$2,334,682	$5,601,380	$291,674,984

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

			Paid in Capital	Undistributed	Accumulated	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Undistributed Net	(Depreciation)	Stockholders’
	Shares	Par Amount	of Par	Income	Realized (Losses) Gains	Appreciation	Equity

Balance at December 31, 2011	100	$1	$292,383,201	$—	$(994,034)	$(16,374,171)	$275,014,997

Dividends declared	—	—	—	(19,661,944)	(5,211,039)	—	(24,872,983)
Distribution to New Mountain Guardian AIV, L.P.	—	—	(57,834,853)	—	(381,614)	—	(58,216,467)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(165,487)	—	—	—	(165,487)

Net increase in stockholders’ equity resulting from operations	—	—	—	19,661,944	9,783,485	7,474,467	36,919,896

Balance at September 30, 2012	100	$1	$234,382,861	$—	$3,196,798	$(8,899,704)	$228,679,956

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
Numerator for basic earnings per share:	$9,954,928	$21,978,370
Denominator for basic weighted average share:	16,177,442	12,537,607
Basic earnings per share:	$0.62	$1.75
Numerator for diluted earnings per share(a):	$22,244,691	$56,996,152
Denominator for diluted weighted average share(b):	36,138,511	32,671,954
Diluted earnings per share:	$0.62	$1.74

(a)                                 Includes full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of December 31, 2011 (see Note 1, Formation and Business Purpose).

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three months ended September 30, 2011 and the period May 19, 2011 to September 30, 2011:

	Three months ended September 30, 2011	May 19, 2011 (commencement of operations) to September 30, 2011
Numerator for basic earnings per share:	$(3,893,305)	$4,152,918
Denominator for basic weighted average share:	10,697,691	10,697,691
Basic earnings per share:	$(0.36)	$0.39
Numerator for diluted earnings per share(a):	$(11,252,850)	$(5,975,999)
Denominator for diluted weighted average share(b):	30,919,629	30,919,629
Diluted earnings per share:	$(0.36)	$(0.19)

(a)                                 Includes full income at the Operating Company for the period. Does not include unrealized appreciation in the Operating Company resulting from the IPO.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC on May 19, 2011 (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective nine months ended September 30, 2012 and September 30, 2011.

	Nine months ended
	September 30, 2012	September 30, 2011
Total return based on net asset value (a)	13.06%	5.82%
Average net assets for the period	$450,716,451	$346,162,848
Ratio to average net assets (b):
Net investment income	9.39%	11.20%
Total expenses (gross)	9.12%	4.54%
Total expenses (net of reimbursable expenses)	8.71%	4.02%
Net assets, end of period	$520,354,940	$411,921,204
Average debt outstanding—Holdings Credit Facility	$122,887,369	$46,718,994
Average debt outstanding—SLF Credit Facility	$174,808,061	$123,049,814
Weighted average common membership units outstanding	32,671,954	30,919,629 (c)
Asset coverage ratio	255.02%	283.48%
Portfolio turnover	34.77%	35.46%

(a)                                 For the nine months ended September 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the nine months ended September 30, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC’s IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC’s IPO date to September 30, 2011, total return is calculated assuming a purchase at net asset value on NMFC’s IPO date and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

(c)                                  Weighted average common membership units outstanding presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

	Nine months ended September 30, 2012	May 19, 2011 (commencement of operations) to September 30, 2011
Per unit data for the Operating Company (a):
Net asset value, January 1, 2012 and May 19, 2011(b), respectively	$13.60	$14.08
Net investment income	0.97	0.47
Net realized and unrealized gains (losses)	0.76	(0.67)
Dividends from net investment income	(1.23)	(0.56)
Net increase (decrease) in net assets resulting from operations	0.50	(0.76)
Net asset value, September 30, 2012 and September 30, 2011, respectively	$14.10	$13.32

(a)                                 Per unit data is based on weighted average common membership units outstanding.

(b)                                 Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

The following information sets forth the financial highlights for NMFC for the nine months ended September 30, 2012 and the period May 19, 2011 to September 30, 2011. The ratios to average net assets have been annualized.

	Nine months ended September 30, 2012	May 19, 2011 (commencement of operations) to September 30, 2011
Per share data (a):
Net asset value, January 1, 2012 and May 19, 2011(b), respectively	$13.60	$13.50
Net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.97	0.47
Net realized and unrealized gains (losses)	0.76	(0.67)
Total net increase (decrease)	1.73	(0.20)
Net change in unrealized appreciation of investment in New Mountain Finance Holdings, L.L.C.	—	0.58
Dividends declared	(1.23)	(0.56)
Net asset value, September 30, 2012 and September 30, 2011, respectively	$14.10	$13.32
Per share market value, September 30, 2012 and September 30, 2011, respectively	$14.82	$12.71
Total return based on market value (c)	20.27%	(3.46)%
Total return based on net asset value (d)	13.06%	(1.46)%
Shares outstanding at end of period	20,690,635	10,697,691
Average weighted shares outstanding for the period	12,537,607	10,697,691
Average net assets for the period	$167,815,253	$148,525,653
Ratio to average net assets:
Total expenses (e)	8.71%	4.91%
Net investment income (e)	9.39%	9.18%

(a)                                 Per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(b)                                 Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

(c)                                  For the nine months ended September 30, 2012, total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan. For the period May 19, 2011 to September 30, 2011, total return is calculated assuming a purchase of common stock at IPO and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan.

(d)                                 For the nine months ended September 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the period May 19, 2011 to September 30, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(e)                                  Average net assets for the nine months ended September 30, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

The following information sets forth the financial highlights for AIV Holdings for the nine months ended September 30, 2012 and the period May 19, 2011 to September 30, 2011. The ratios to average net assets have been annualized.

	Nine months ended September 30, 2012	May 19, 2011 (commencement of operations) to September 30, 2011
Total return based on net asset value (a)	14.45%	(3.56)%
Average net assets for the period	$279,835,042	$280,759,329
Ratio to average net assets:
Total expenses (b)	8.71%	4.91%
Net investment income (b)	9.39%	9.18%

(a)                                 For the nine months ended September 30, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter. For the period May 19, 2011 to September 30, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Average net assets for the nine months ended September 30, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Note 13. Subsequent Events

On November 6, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a fourth quarter 2012 distribution of $0.34 per unit/share payable on December 28, 2012 to holders of record as of December 14, 2012.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on December 28, 2012 to holders of record as of December 14, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.,

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments as of September 30, 2012, and the related Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011, and the Consolidated Statements of Changes in Members’ Capital, and Cash Flows for the nine month periods ended September 30, 2012 and 2011. Also, we have reviewed the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of September 30, 2012, and the related Statements of Operations for the three month periods ended September 30, 2012 and 2011, the nine month period ended September 30, 2012 and for the period May 19, 2011 (commencement of operations) to September 30, 2011, and the Statements of Changes in Net Assets and Cash Flows for the nine month period ended September 30, 2012 and for the period May 19, 2011 to September 30, 2011. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

November 6, 2012

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

NMF Holdings is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of September 30, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. NMF Holdings, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly- owned subsidiaries, are defined as the “Predecessor Entities”.

NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

AIV Holdings is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings’ sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under the Code.

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

On July 10, 2012, NMFC’s shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share. In connection with the offering, the underwriters purchased an additional 676,802 shares with the exercise of the overallotment option to purchase up to an additional 787,500 shares of common stock. As a result of this public offering, NMFC and AIV Holdings owned approximately 45.1% and 54.9%, respectively, of the units of NMF Holdings.

On September 28, 2012, NMFC completed an underwritten secondary public offering of 4,000,000 shares of its common stock at a public offering price of $15.00 per share on behalf of a selling stockholder, AIV Holdings. No shares were sold by NMFC, and it did not receive any proceeds from this secondary public offering. The Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. After completion of this underwritten secondary public offering, NMFC and AIV Holdings owned approximately 56.0% and 44.0%, respectively, of the units of NMF Holdings.

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

As part of the third quarter 2012 dividend payment, NMFC issued an additional 66,142 shares in conjunction with its dividend reinvestment plan at a price of $14.82. As of September 30, 2012, NMFC and AIV Holdings own approximately 56.1% and 43.9%, respectively, of the units of NMF Holdings.

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

The diagram below depicts our current organizational structure as of September 30, 2012.

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

As of September 30, 2012, the Operating Company’s net asset value was $520.4 million and its portfolio had a fair value of approximately $858.9 million in 58 portfolio companies, with a weighted average Yield to Maturity of approximately 9.9%. This Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on September 30, 2012 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors.

Recent Developments

On November 6, 2012, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a fourth quarter 2012 distribution of $0.34 per unit/share payable on December 28, 2012 to holders of record as of December 14, 2012.

Subsequently, AIV Holdings’ board of directors declared a dividend payable on December 28, 2012 to holders of record as of December 14, 2012 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of September 30, 2012:

(in thousands)	Total	Level I	Level II	Level III
First lien	$516,697	$—	$466,136	$50,561
Second lien	306,001	—	262,746	43,255
Subordinated	29,798	—	22,259	7,539
Equity and other	6,388	—	—	6,388
Total investments	$858,884	$—	$751,141	$107,743

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

Market Based Approach: NMF Holdings typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  NMF Holdings carefully considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  NMF Holdings generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  This is done in order to ensure that there is an appropriate level of value coverage for each investment.  In applying the market based approach as of September 30, 2012, NMF Holdings used a relevant EBITDA range of 3.50x to 11.60x for first lien debt investments and 5.50x to 8.00x for second lien and subordinated debt investments to determine the enterprise value of seven of its portfolio companies.  NMF Holdings believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  NMF Holdings also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of September 30, 2012, NMF Holdings used a discount range of 6.5% to 14.5% for first lien debt investments, 11.5% to 13.1% for second lien debt investments and 17.0% to 22.1% for subordinated debt investments to value six of its portfolio companies.

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

NMFC’s and AIV Holdings’ revenue recognition policies are as follows:

Revenue, expenses, and capital gains (losses):  At each quarterly valuation date, the Operating Company’s investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC’s and AIV Holdings’ Statements of Operations. Realized gains and losses are recorded upon sales of NMFC’s and AIV Holdings’ investments in the Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC’s IPO price of $13.75 per unit and the actual net asset value per unit.

All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO. NMFC and AIV Holdings have recorded their portion of the offering costs excluding underwriters’ discounts or commissions as a direct reduction to net assets and the cost of their investment in the Operating Company.

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

As of September 30, 2012, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio company names; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of September 30, 2012, the Operating Company’s first lien positions in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of September 30, 2012, the Operating Company’s original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of September 30, 2012, this first lien debt investment had a cost basis of $4.3 million, a fair value of $0.3 million and total unearned interest income of $0.2 million and $0.5 million, respectively, for the three and nine months then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis of $1.6 million and a combined fair value of $1.1 million as of September 30, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in the aggregate reversal of accrued interest income of $0.2 million, of which $0.1 million was previously earned and accrued in prior periods (prior to the quarter ended September 30, 2012 and dating back to October 1, 2011). No PIK was recorded during the quarter ended September 30, 2012 related to the two super priority first lien positions. As of September 30, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5.9 million and an aggregate fair value of $1.5 million, putting the entire ATI Acquisition Company positions on non-accrual.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $858.9 million in 58 portfolio companies at September 30, 2012 and approximately $703.5 million in 55 portfolio companies at December 31, 2011. For the nine months ended September 30, 2012, NMF Holdings made approximately $392.2 million of new investments in 30 portfolio companies. For the nine months ended September 30, 2011, NMF Holdings made approximately $354.2 million of new investments in 28 portfolio companies.

For the nine months ended September 30, 2012, NMF Holdings had approximately $190.5 million in debt repayments in existing portfolio companies and sales of securities in 13 portfolio companies aggregating approximately $77.9 million. In addition, during the nine months ended September 30, 2012, NMF Holdings had a change in unrealized appreciation on 43 portfolio companies totaling approximately $20.6 million, which was offset by a change in unrealized depreciation on 14 portfolio companies totaling approximately $9.9 million. For the nine months ended September 30, 2011, NMF Holdings had approximately $113.6 million in debt repayments in existing portfolio companies and sales of securities in 13 portfolio companies aggregating approximately $68.7 million. During the nine months ended September 30, 2011, NMF Holdings had a change in unrealized appreciation on seven portfolio companies totaling approximately $2.3 million, which was offset by a change in unrealized depreciation on 52 portfolio companies totaling approximately $31.4 million.

At September 30, 2012, the Operating Company’s weighted average Yield to Maturity was approximately 9.9%.

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

The following table for the Operating Company for the three months ended September 30, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended September 30, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended September 30, 2012
Investment income
Interest income	$21,362	$(806)	$—	$20,556
Dividend income	215			215
Other income	175	—	—	175
Total investment income	21,752	(806)	—	20,946
Total expenses pre-incentive fee	6,055	—	—	6,055
Pre-Incentive Fee Net Investment Income	15,697	(806)	—	14,891
Incentive fee	5,561	—	(2,583)	2,978
Post-Incentive Fee Net Investment Income	10,136	(806)	2,583	11,913
Net realized gains on investments	1,615	(168)	—	1,447
Net change in unrealized appreciation of investments	10,494	974	—	11,468
Capital gains incentive fees	—	—	(2,583)	(2,583)
Net increase in capital resulting from operations	$22,245			$22,245

(1)                                 For the three months ended September 30, 2012, the Operating Company incurred total incentive fees of $5.6 million, of which $2.6 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the three months ended September 30, 2012, the Operating Company had a $0.8 million adjustment to interest income for amortization, a decrease of $0.2 million to net realized gains and an increase of $1.0 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended September 30, 2012, total adjusted interest income of $20.5 million consisted of approximately $18.1 million in cash interest from investments, approximately $0.5 million in payment-in-kind interest from investments, approximately $1.2 million in prepayment fees and net amortization of purchase premiums/discounts and origination fees of approximately $0.7 million. The Operating Company’s Adjusted Net Investment Income was $11.9 million for the three months ended September 30, 2012.

The following table for the Operating Company for the nine months ended September 30, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine months ended September 30, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted nine months ended September 30, 2012
Investment income
Interest income	$60,087	$(2,654)	$—	$57,433
Other income	771	—	—	771
Dividend income	215	—	—	215
Total investment income	61,073	(2,654)	—	58,419
Total expenses pre-incentive fee	17,684	—	—	17,684
Pre-Incentive Fee Net Investment Income	43,389	(2,654)	—	40,735
Incentive fee	11,694	—	(3,547)	8,147
Post-Incentive Fee Net Investment Income	31,695	(2,654)	3,547	32,588
Net realized gains on investments	14,591	(5,386)	—	9,205
Net change in unrealized appreciation of investments	10,710	8,040	—	18,750
Capital gains incentive fees	—	—	(3,547)	(3,547)
Net increase in capital resulting from operations	$56,996			$56,996

(1)         For the nine months ended September 30, 2012, the Operating Company incurred total incentive fees of $11.7 million, of which $3.5 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the nine months ended September 30, 2012, the Operating Company had a $2.7 million adjustment to interest income for amortization, a decrease of $5.4 million to net realized gains and an increase of $8.0 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the nine months ended September 30, 2012, total adjusted interest income of $57.4 million consisted of approximately $51.4 million in cash interest from investments, approximately $1.6 million in payment-in-kind interest from investments, approximately $2.5 million in prepayment fees and net amortization of purchase premiums/discounts and origination fees of approximately $1.9 million. The Operating Company’s Adjusted Net Investment Income was $32.6 million for the nine months ended September 30, 2012.

In accordance with GAAP, for the nine months ended September 30, 2012, the Operating Company accrued $3.5 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of September 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended September 30, 2012 and September 30, 2011

Revenue

	Three months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Interest income	$21,362	$14,861	44%
Dividend income	215	—	N/A
Other income	175	208	(16)%
Total investment income	$21,752	$15,069

The Operating Company’s total investment income increased by $6.7 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in investment income from the three months ended September 30, 2011 to the three months ended September 30, 2012 was primarily attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011, the proceeds from the July 2012 offering, and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments. Additionally during the three months ended September 30, 2012, the Operating Company received a distribution on its warrant membership interest in YP Equity Investors LLC.

Operating Expenses

	Three months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Incentive fee (1)	$5,561	$701	693%
Management fee	2,768	1,930	43%
Interest and other credit facility expenses	2,402	1,686	42%
Professional fees	233	55	324%
Other expenses	652	695	(6)%
Total operating expenses	$11,616	$5,067

(1)                                 For the three months ended September 30, 2012, the total incentive fees incurred of $5.6 million included $2.6 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $6.5 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Interest and other credit facility expenses increased by $0.7 million during the three months ended September 30, 2012, primarily due to the increase of average debt outstanding from $32.7 million to $105.8 million for the Holdings Credit Facility and from $152.0 million to $184.1 million for the SLF Credit Facility for the three months ended September 30, 2011 compared to September 30, 2012. As of September 30, 2012, the Operating Company incurred $10.6 thousand in other expenses that was not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees and incentive fees increased by $0.8 million and $4.9 million, respectively, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in management and incentive fees from the three months ended September 30, 2011 to the three months ended September 30, 2012 was attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011, the proceeds from the July 2012 offering, and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments. As a result of the net increase in Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation), the Operating Company’s capital gains incentive fees accrual for the quarter increased from $1.0 million as of June 30, 2012 to $3.5 million as of September 30, 2012, accounting for $2.6 million of the $5.6 million total incentive fees for the three months ended September 30, 2012.

Net Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Three months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Net realized gains on investments	$1,615	$1,402	15%
Net change in unrealized (depreciation) appreciation of investments	10,494	(22,657)	146%
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$12,109	$(21,255)

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $12.1 million for the three months ended September 30, 2012 compared to a net loss of $21.3 million for the same period in 2011. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended September 30, 2012 was primarily driven by the overall increase in the market prices of the Operating Company’s investments during the period.  The net loss for the three months ended September 30, 2011 was primarily driven by the overall decline in market prices during the period.

Results of Operations for the Operating Company for the Nine months Ended September 30, 2012 and September 30, 2011

Revenue

	Nine months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Interest income	$60,087	$38,839	55%
Other income	771	558	38%
Dividend income	215	—	N/A
Total investment income	$61,073	$39,397

The Operating Company’s total investment income increased by $21.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in investment income from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was primarily attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011, the proceeds from the July 2012 offering, and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments.  In the nine months ended September 30, 2012, the Operating Company’s other income increased due to commitment fees received associated with the closing of its two bridge facilities held as of December 31, 2011 and fees received associated with the early repayments or partial repayments of 10 different portfolio companies held by the Operating Company as of December 31, 2011. Additionally during the three months ended September 30, 2012, the Operating Company received a distribution on its warrant membership interest in YP Equity Investors LLC.

Operating Expenses

	Nine months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Incentive fee (1)	$11,694	$1,205	870%
Management fee	7,887	2,738	188%
Interest and other credit facility expenses	7,286	4,767	53%
Professional fees	743	625	19%
Other expenses	1,768	1,076	64%
Total operating expenses	$29,378	$10,411

(1)                                 For the nine months ended September 30, 2012, the total incentive fees incurred of $11.7 million included $3.5 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $19.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Interest and other credit facility expenses increased by $2.5 million during the nine months ended September 30, 2012, primarily due to the increase of average debt outstanding from $46.7 million to $122.9 million for the Holdings Credit Facility and from $123.0 million to $174.8 million for the SLF Credit Facility for the nine months ended September 30, 2011 compared to September 30, 2012. As of September 30, 2012, the Operating Company incurred $10.6 thousand in other expenses that was not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees and incentive fees increased by $5.1 million and $10.5 million, respectively, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The increase in management and incentive fees from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 was attributable to larger invested balances, driven by the proceeds of the IPO on May 19, 2011, the proceeds from the July 2012 offering, and the Operating Company’s use of leverage from its revolving credit facilities to originate new investments. As a result of the net increase in Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation), a capital gains incentive fees accrual of $3.5 million was booked for the nine months ended September 30, 2012. No capital gains incentive fees were booked for the nine months ended September 30, 2011. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees. In addition, historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company’s historical operating expenses are not comparable to its operating expenses after the completion of the IPO.

Net Realized Gains and Net Change in Unrealized (Depreciation) Appreciation

	Nine months ended		Percent
(in thousands)	September 30, 2012	September 30, 2011	Change
Net realized gains on investments	$14,591	$13,955	5%
Net change in unrealized appreciation (depreciation) of investments	10,710	(29,119)	137%
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$25,301	$(15,164)

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $25.3 million for the nine months ended September 30, 2012 compared to a net loss of $15.2 million for the same period in 2011. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the nine months ended September 30, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company’s portfolio, directly impacting the prices of the Operating Company’s portfolio. The net gain was driven by the appreciation of the Operating Company’s portfolio and the sale or repayment of investments with fair values in excess of December 31, 2011 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The net loss for the nine months ended September 30, 2011 was primarily driven by the depreciation of our portfolio as a result of the overall decline in market prices.

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

On July 10, 2012, NMFC’s shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share. In connection with this offering, the underwriters purchased an additional 676,802 shares with the exercise of the overallotment option to purchase up to an additional 787,500 shares of common stock.

On September 28, 2012, NMFC completed an underwritten secondary public offering of 4,000,000 shares of its common stock at a public offering price of $15.00 per share on behalf of a selling stockholder, AIV Holdings. No shares were sold by NMFC, and it did not receive any proceeds from this secondary public offering. The Operating Company and NMFC did not bear any expenses in connection with the offering. The offering expenses were borne by the selling stockholder, AIV Holdings.

The Operating Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC.

At September 30, 2012 and December 31, 2011, the Operating Company had cash and cash equivalents of approximately $12.7 million and $15.3 million, respectively. Cash (used in) operating activities for the nine months ended September 30, 2012 and September 30, 2011 was approximately $(83.8) million and $(252.0) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among NMF Holdings as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $185.0 million, as amended on August 7, 2012. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 67.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $0.8 million and $0.2 million, respectively, for the three months ended September 30, 2012. Interest expense and non-usage fees were $2.9 million and $0.3 million, respectively, for the nine months ended September 30, 2012. Interest expense and non-usage fees were $0.3 million and $0.2 million, respectively, for the three months ended September 30, 2011. Interest expense and non-usage fees were $1.2 million and $0.5 million, respectively, for the nine months ended September 30, 2011. The weighted average interest rate for the nine months ended September 30, 2012 and September 30, 2011 was 3.1% and 3.2%, respectively. The average debt outstanding for the nine months ended September 30, 2012 and September 30, 2011 was $122.9 million and $46.7 million, respectively. The outstanding balance as of September 30, 2012 and December 31, 2011 was $135.7 million and $129.0 million, respectively. As of

September 30, 2012 and December 31, 2011, the Operating Company was in compliance with all financial and operational covenants required by the credit facilities existing on such dates.

SLF Credit Facility—The Operating Company’s senior loan fund’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, NMF Holdings as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $200.0 million, as amended on August 7, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

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

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement). Interest expense and non-usage fees were $1.0 million and $7.4 thousand, respectively, for the three months ended September 30, 2012. Interest expense and non-usage fees were $3.1 million and $19.8 thousand, respectively, for the nine months ended September 30, 2012. Interest expense and non-usage fees were $1.0 million and $24.6 thousand, respectively, for the three months ended September 30, 2011. Interest expense and non-usage fees were $2.3 million and $0.1 million, respectively, for the nine months ended September 30, 2011. The weighted average interest rate for the nine months ended September 30, 2012 and September 30, 2011 for the facility was 2.4% and 2.5%, respectively. The average debt outstanding for the nine months ended September 30, 2012 and September 30, 2011 was $174.8 million and $123.0 million, respectively. The outstanding balance as of September 30, 2012 and December 31, 2011 was $200.0 million and $165.9 million, respectively. As of September 30, 2012 and December 31, 2011, NMF SLF was in compliance with all financial and operational covenants required by the SLF Credit Facility.

Off-Balance Sheet Arrangements

NMF Holdings may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2012 and December 31, 2011, the Operating Company had outstanding commitments to third parties to fund investments totaling $13.9 million and $27.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

NMF Holdings may from time to time enter into financing commitment letters or bridge financing commitments. As of September 30, 2012 and December 31, 2011, the Operating Company did not have any commitment letters to purchase debt investments. As of September 30, 2012 and December 31, 2011, the Operating Company had bridge financing commitments in an aggregate par amount of $0 million and $35.0 million, respectively, which could require funding in the future.

Borrowings

The Operating Company had borrowings of $135.7 million and $129.0 million outstanding as of September 30, 2012 and December 31, 2011, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $200.0 million and $165.9 million outstanding as of September 30, 2012 and December 31, 2011, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of September 30, 2012 is as follows:

		Contractual Obligations Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$135,665	$—	$—	$135,665	$—
SLF Credit Facility(2)	200,000	—	—	200,000	—
Total Contractual Obligations	$335,665	$—	$—	$335,665	$—

(1)                                 Under the terms of the $185.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($135.7 million as of September 30, 2012) must be repaid on or before October 27, 2016. As of September 30, 2012, there was approximately $49.3 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $200.0 million SLF Credit Facility, all outstanding borrowings under that facility ($200.0 million as of September 30, 2012) must be repaid on or before October 27, 2016. As of September 30, 2012, there was zero of possible capacity remaining under the SLF Credit Facility.

NMF Holdings has certain contracts under which it has material future commitments. The Operating Company has $13.9 million of undrawn funding commitments as of September 30, 2012 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of September 30, 2012, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders / unit holders of the Companies for the nine months ended September 30, 2012 totaled $40.0 million. Tax characteristics of all dividends paid by NMFC and AIV Holdings are reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2012
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	$0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter (1)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$2.09

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

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions) (1)
December 31, 2012
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	$6.9	(5)
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012 (2)	6.9
Second Quarter (3)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012 (4)	6.5

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$42.3

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

(4)                            Actual cash payment was made on April 4, 2012.

(5)                            This amount does not include the distribution to Guardian AIV of $58.2 million of proceeds in connection with the September 28, 2012 underwritten secondary public offering.

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

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of September 30, 2012, NMFC and AIV Holdings own approximately 56.1% and 43.9%, respectively, of the units of the Operating Company.

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

•                  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expense, trading expenses and management and incentive fees) has been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NMF Holdings is subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2012, certain of the loans held in the Operating Company’s portfolio had floating interest rates. Interest rates on the loans held within the Operating Company’s portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on September 30, 2012. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, NMF Holdings uses the outstanding balance as of September 30, 2012. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of September 30, 2012, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2012. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2012, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
–25 Basis Points	0.87%
Base Interest Rate	—%
+100 Basis Points	(3.37)%
+200 Basis Points	1.07%
+300 Basis Points	7.50%

The Operating Company was not exposed to any foreign currency exchange risks as of September 30, 2012.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of September 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2012.

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2012, as a part of NMFC’s dividend reinvestment plan for its common stockholders, NMFC’s transfer agent purchased 48,981 shares of its common stock for $0.7 million in the open market in order to satisfy the reinvestment portion of its dividends. The following chart outlines repurchases of NMFC’s common stock during the quarter ended September 30, 2012.

Month of Dividend Payment	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2012	48,981	$14.99	—	$—
August 2012	—	—	—	—
September 2012	—	—	—	—
Total	48,981	$14.99	—	$—

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(12)

10.13

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.14

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.15

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.16

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.17

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.18

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.19

Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.20

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(12)

10.21

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

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

(11)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed May 8, 2012.

(12)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed August 8, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2012.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C. NEW MOUNTAIN FINANCE CORPORATION NEW MOUNTAIN FINANCE AIV HOLDINGS CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ADAM B. WEINSTEIN
Adam B. Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)