Form 10-K
period 2012-12-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2013-03-06
CIK 1491925, 1496099, 1515173

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

New Mountain Finance Holdings, L.L.C.	☒
New Mountain Finance Corporation	☐
New Mountain Finance AIV Holdings Corporation	☒

             Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

             Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

             There is no established market for New Mountain Finance AIV Holdings Corporation's shares of common stock. Additionally, there is no established market for New Mountain Finance Holdings, L.L.C.'s common membership units.

             The aggregate market value of common stock held by non-affiliates of the publicly traded registrant, New Mountain Finance Corporation, on June 29, 2012 based on the closing price on that date of $14.19 on the New York Stock Exchange was $119.3 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Registrant	Description	Shares / Units as of March 6, 2013
New Mountain Finance Holdings, L.L.C.	Common membership units	40,578,352
New Mountain Finance Corporation	Common stock, $0.01 par value	24,356,414
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

             Portions of the New Mountain Finance Registrants' Joint Proxy Statement for their joint 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this combined Form 10-K are incorporated by reference into Part III on this combined Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

Item 1.    Business

New Mountain Finance Holdings, L.L.C.

        New Mountain Finance Holdings, L.L.C. (the "Operating Company" or the "Master Fund") is a Delaware limited liability company. The Operating Company is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, the Operating Company is obligated to comply with certain regulatory requirements. The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

New Mountain Finance Corporation

        New Mountain Finance Corporation ("NMFC") is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code").

        On May 19, 2011, NMFC priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities.

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

Structure

        In connection with NMFC's IPO and through a series of transactions, the Operating Company acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations. The current structure was designed to generally prevent NMFC and its stockholders from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings and its stockholders. The result is that any distributions made to NMFC's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

        As a result of the transactions completed in connection with the IPO, Guardian AIV obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at anytime.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of the Operating Company (the number of units are equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P.

        Since NMFC's IPO, and through December 31, 2012, NMFC raised approximately $133.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $56.3 million to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings.

        The diagram below depicts the Companies' organizational structure as of December 31, 2012.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

        The Operating Company consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF"). NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

New Mountain Finance Advisers BDC, L.L.C.

        The Investment Adviser manages the Operating Company's day-to-day operations and provides it with investment advisory and management services. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring the Operating Company's investments and monitoring and servicing the Operating Company's investments. The Investment Adviser is managed by a five member investment committee, which is responsible for approving purchases and sales of the Operating Company's investments above $5.0 million in aggregate by issuer. For additional information on the investment committee, see "Investment Committee" section.

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

        We believe that some of the Operating Company's competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that the Operating Company targets. Therefore, the Operating Company does not seek to compete solely on the interest rates and returns that it offers to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors.

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

        The Operating Company makes investments through both primary originations and open-market secondary purchases. The Operating Company primarily targets loans to, and invests in, United States ("U.S.") middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $20.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Operating Company's targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and $50.0 million. This investment size may vary proportionately as the size of the Operating Company's capital base changes. At December 31, 2012, the Operating Company's portfolio consisted of 63 portfolio companies and was invested 49.8% in first lien loans, 44.6% in second lien loans, 4.6% in subordinated debt and 1.0% in equity and other, as measured at fair value versus 55 portfolio companies invested 58.3% in first lien loans, 37.3% in second lien loans, 4.0% in subordinated debt and 0.4% in equity and other at December 31, 2011.

        The fair value of the Operating Company's investments was approximately $989.8 million in 63 portfolio companies at December 31, 2012, $703.5 million in 55 portfolio companies at December 31, 2011 and $441.1 million in 43 portfolio companies at December 31, 2010.

        The following table shows the Operating Company's portfolio and investment activity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Years ended December 31,
(in millions)	2012	2011	2010
New investments in 45, 37 and 34 portfolio companies, respectively	$673.2	$493.3	$332.7
Debt repayments in existing portfolio companies	299.2	146.4	40.3
Sales of securities in 22, 17 and 16 portfolio companies, respectively	124.7	85.6	217.9
Change in unrealized appreciation on 48, 17 and 36 portfolio companies, respectively	27.0	6.1	13.0
Change in unrealized depreciation on 30, 48 and 18 portfolio companies, respectively	(17.1)	(29.2)	(53.0)

        At December 31, 2012 and December 31, 2011, the Operating Company's weighted average Yield to Maturity was approximately 10.1% and 10.7%, respectively. This Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on December 31, 2012 and December 31, 2011, respectively, and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate ("LIBOR") contracts by the individual companies in the Operating Company's portfolio or other factors.

        The following summarizes the Operating Company's ten largest portfolio company investments and top ten industries in which the Operating Company was invested as of December 31, 2012, calculated as a percentage of total assets as of December 31, 2012.

Portfolio Company	Percent of Total Assets
Edmentum, Inc. (fka Plato, Inc.)	3.9%
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited	3.3%
Global Knowledge Training LLC	3.1%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)	3.1%
Rocket Software, Inc.	3.0%
Pharmaceutical Research Associates, Inc.	3.0%
Unitek Global Services, Inc.	2.9%
KeyPoint Government Solutions, Inc.	2.9%
Managed Health Care Associates, Inc.	2.8%
Transtar Holding Company	2.8%

Industry	Percent of Total Assets
Software	24.1%
Education	14.6%
Healthcare Services	14.0%
Business Services	14.0%
Federal Services	9.3%
Consumer Services	4.1%
Media	3.3%
Distribution	2.8%
Healthcare Products	2.7%
Logistics	2.3%

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

  •
  High barriers to competitive entry.  The Operating Company targets industries and companies that have well defined industries and well established, understandable barriers to competitive entry.

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

        The following table shows the distribution of the Operating Company's investments on the 1 to 4 investment rating scale at fair value as of December 31, 2012:

	As of December 31, 2012
(in millions)	Par Value(1)	Percent	Fair Value	Percent
Investment Rating
Investment Rating 1	$85.6	8.5%	$94.4	9.5%
Investment Rating 2	901.3	89.4%	884.3	89.4%
Investment Rating 3	14.7	1.5%	10.3	1.0%
Investment Rating 4	6.2	0.6%	0.8	0.1%

	$1,007.8	100.0%	$989.8	100.0%

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

Valuation

        At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, the Operating Company conducts a valuation of assets, which impacts its net asset value, and, consequently, the net asset values of NMFC and AIV Holdings. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

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

  a.
  Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

  b.
  For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

  i.
  Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

  ii.
  Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

  c.
  If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of directors; and

  d.
  When deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

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

        The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Operating Company's investments may fluctuate from period to period and the fluctuations could be material.

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

        The Operating Company, NMFC and AIV Holdings each have a board of directors. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. As BDCs, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.

        As a BDC, each of the Companies is required to meet a coverage ratio of the value of total assets to total senior securities, which include all of its borrowings and any preferred stock we may issue in the future, of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of the Operating Company's total assets or the Operating Company may borrow an amount equal to 100.0% of net assets). The Operating Company monitors its compliance with this coverage ratio on a regular basis, however, NMFC and AIV Holdings have no material long-term liabilities themselves and their only business and sole asset is their ownership of the Operating Company. NMFC and AIV Holdings are relying on the provisions of Section 12(d)(1)(E) of the 1940 Act, which requires, among other things, that their respective investment in the Operating Company be their only asset and that their respective stockholders are entitled to vote on a "pass-through" basis with the Operating Company's other voting security holders.

        NMFC may, to the extent permitted under the 1940 Act, issue additional equity capital, which would in turn increase the equity capital available to the Operating Company. NMFC is generally not able to issue and sell its common stock at a price below net asset value per share. NMFC may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below the then-current net asset value of its common stock if its board of directors determines that such sale is in the best interests of NMFC and the best interests of its stockholders, and its stockholders approve such sale. In addition, NMFC may generally issue new shares of its common stock at a price below net asset value in rights offerings to existing stockholders and in certain other limited circumstances.

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

NMFC's and AIV Holdings' Taxation as a Regulated Investment Company

        NMFC and AIV Holdings have elected to be treated, and intend to comply with the requirements to qualify annually, as RICs under Subchapter M of the Code. As RICs, NMFC and AIV Holdings generally will not pay corporate-level federal income taxes on any income that they timely distribute to their stockholders as dividends. Rather, dividends distributed by NMFC or AIV Holdings generally will be taxable to NMFC's or AIV Holdings' stockholders, but any net operating losses, foreign tax credits and other tax attributes of NMFC or AIV Holdings generally will not pass through to NMFC's or AIV Holdings' stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by NMFC and AIV Holdings.

        To qualify as RICs, NMFC and AIV Holdings must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify as RICs, NMFC and AIV Holdings must distribute to their stockholders, for each taxable year, at least 90.0% of their "investment company taxable income", which is generally their net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the "Annual Distribution Requirement").

        NMFC and AIV Holdings will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless they distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income for each calendar year, (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). While NMFC and AIV Holdings intend to make distributions to their stockholders in each taxable year that will be sufficient to avoid any federal excise tax on their earnings, there can be no assurance that NMFC or AIV Holdings will be successful in entirely avoiding this tax. For the year ended December 31, 2012, no federal excise tax was paid by either NMFC or AIV Holdings.

        In order to qualify as RICs for federal income tax purposes, NMFC and AIV Holdings must, among other things:

  •
  Continue to qualify as BDCs under the 1940 Act at all times during each taxable year;

  •
  Derive in each taxable year at least 90.0% of their respective gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain "qualified publicly traded partnerships", or other income derived with respect to NMFC's or AIV Holdings' business of investing in such stock or securities (the "90.0% Income Test"); and

  •
  Diversify their holdings so that at the end of each quarter of the taxable year:

  •
  at least 50.0% of the respective values of NMFC's or AIV Holdings' assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the respective values of NMFC's or AIV Holdings' assets or more than 10.0% of the outstanding voting securities of the issuer; and

    •
    no more than 25.0% of the respective values of NMFC's or AIV Holdings' assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by NMFC or AIV Holdings and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships" (the "Diversification Tests").

Failure to Qualify as a Regulated Investment Company

        If NMFC or AIV Holdings fail to satisfy the 90.0% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, they may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require it to pay certain corporate-level federal taxes or to dispose of certain assets). If NMFC or AIV Holdings fail to qualify for treatment as a RIC and such relief provisions do not apply to NMFC or AIV Holdings, NMFC or AIV Holdings will be subject to federal income tax on all of its taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether NMFC or AIV Holdings made any distributions to its stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to its stockholders as ordinary dividend income and, subject to certain limitations under the Code, any such distributions would be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers to the extent of NMFC's or AIV Holdings' current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of NMFC's or AIV Holdings' current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

        Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that re-qualify as a RIC no later than the second year following the non-qualifying year, NMFC and AIV Holdings could be subject to tax on any unrealized net built-in gains in the assets held by NMFC or AIV Holdings during the period in which NMFC or AIV Holdings failed to qualify as a RIC that are recognized during the 10-year period (or five-year period for taxable years beginning during 2013) after its requalification as a RIC, unless NMFC or AIV Holdings made a special election to pay corporate-level federal income tax on such built-in gain at the time of NMFC's or AIV Holdings' requalification as a RIC. NMFC or AIV Holdings may decide to be taxed as a regular corporation even if NMFC or AIV Holdings would otherwise qualify as a RIC if NMFC or AIV Holdings determines that treatment as a corporation for a particular year would be in its best interests.

Investment Management Agreement

        The Companies are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of units of the Operating Company. As a result, NMFC and AIV Holdings will not pay any external investment advisory or management fees. However, the Operating Company is externally managed by the Investment Adviser and will pay the Investment Adviser a fee for its services. The following summarizes the arrangements between the Operating Company and the Investment Adviser pursuant to an investment advisory and management agreement (the "Investment Management Agreement").

Management Services

        The Investment Adviser is registered as an Investment Adviser under the Investment Advisers Act of 1940 (the "Advisers Act"). The Investment Adviser serves pursuant to the Investment Management Agreement in accordance with the 1940 Act. Subject to the overall supervision of the Operating Company's board of directors, the Investment Adviser manages the Operating Company's day-to-day operations and provides it with investment advisory and management services. Under the terms of the Investment Management Agreement, the Investment Adviser:

  •
  determines the composition of the Operating Company's portfolio, the nature and timing of the changes to its portfolio and the manner of implementing such changes;

  •
  determines the securities and other assets that the Operating Company will purchase, retain or sell;

  •
  identifies, evaluates and negotiates the structure of the Operating Company's investments that the Operating Company makes;

  •
  executes, monitors and services the investments the Operating Company makes;

  •
  performs due diligence on prospective portfolio companies;

  •
  votes, exercises consents and exercises all other rights appertaining to such securities and other assets on behalf of the Operating Company; and

  •
  provides the Operating Company with such other investment advisory, research and related services as the Operating Company may, from time to time, reasonably require.

        The Investment Adviser's services under the Investment Management Agreement are not exclusive, and the Investment Adviser (so long as its services to the Operating Company are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities.

Management Fees

        Pursuant to the Investment Management Agreement, the Operating Company has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by the Operating Company's members, including NMFC and AIV Holdings and, as a result, are indirectly borne by NMFC's and AIV Holdings' common stockholders.

Base Management Fees

        The base management fee is calculated at an annual rate of 1.75% of the Operating Company's gross assets less (i) the borrowings under the Operating Company's senior loan fund's Loan and Security Agreement with Wells Fargo Bank, National Association, dated October 27, 2010, as amended on December 18, 2012, (the "SLF Credit Facility") and (ii) cash and cash equivalents. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Operating Company's gross assets, borrowings under the SLF Credit Facility, and cash and cash equivalents at the end of each of the two most recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

Incentive Fees

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2012), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

        Under GAAP, NMFC's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company's investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").

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

  •
  the cost of effecting sales and repurchases of shares of NMFC's common stock and other securities;

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

Qualifying Assets

        Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. Since NMFC and AIV Holdings have no assets other than their ownership of units of the Operating Company and have no material long-term liabilities, NMFC and AIV Holdings look to the Operating Company's assets for purposes of satisfying these requirements. The principal categories of qualifying assets relevant to our business are any of the following:

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

        As of December 31, 2012, 7.9% of the Operating Company's total assets were not qualifying assets.

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

Temporary Investments

        Pending investments in other types of qualifying assets, the Operating Company's investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment (collectively, as "temporary investments"), so that 70.0% of the Operating Company's assets are qualifying assets. Typically, the Operating Company will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as the Operating Company, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of the Operating Company's assets that may be invested in such repurchase agreements. However, if more than 25.0% of the Operating Company's total assets constitute repurchase agreements from a single counterparty, NMFC and AIV Holdings would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, the Operating Company does not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which the Operating Company enters into repurchase agreement transactions.

Senior Securities

        The Operating Company is permitted, under specified conditions, to issue multiple classes of debt and one class of membership units senior to its common membership units if the Operating Company's asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Operating Company's Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, dated May 19, 2011, as amended on December 18, 2012 (the "Holdings Credit

Facility"), or the SLF Credit Facility), the Companies must make provisions to prohibit any distribution to their stockholders or unit holders, as applicable, or the repurchase of their equity securities unless the Operating Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Operating Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes without regard to its asset coverage. The Operating Company will include the assets and liabilities of NMF SLF for purposes of calculating the asset coverage ratio. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.

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

Sarbanes-Oxley Act of 2002

        The Sarbanes-Oxley Act of 2002 imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect the Companies. For example:

  •
  pursuant to Rule 13a-14 of the Exchange Act, the chief executive officer and chief financial officer of the Companies are required to certify the accuracy of the financial statements contained in the Companies' periodic reports;

  •
  pursuant to Item 307 of Regulation S-K, the Companies' periodic reports are required to disclose their respective conclusions about the effectiveness of their disclosure controls and procedures;

  •
  pursuant to Rule 13a-15 of the Exchange Act, the Companies' management is required to prepare a report regarding their assessment of their respective internal control over financial reporting and is required to obtain an audit of the effectiveness of internal control over financial reporting performed by their independent registered public accounting; and

  •
  pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, the Companies' periodic reports are required to disclose whether there were significant changes in their respective internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Privacy Notice

        Your privacy is very important to us. This Privacy Notice sets forth our policies with respect to non-public personal information about our stockholders and prospective and former stockholders. These policies apply to stockholders of the Companies and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.

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

  •
  Authorized Employees of the Investment Adviser.  It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.

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

Item 1A.    Risk Factors

        You should carefully consider the significant risks described below, together with all of the other information included in this combined Form 10-K, including our financial statements and the related combined notes, before making an investment decision in any of the Companies. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, the Operating Company's financial condition, the Operating Company's investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially affected. In such case, our net asset value and the trading price of NMFC's common stock could decline. There can be no assurance that we will achieve the Operating Company's investment objective and you may lose all or part of your investment.

RISKS IN THE CURRENT ENVIRONMENT

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact the Operating Company's liquidity, financial condition and earnings, thus affecting the financial condition and earnings of NMFC and AIV Holdings.

        The U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments, and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Operating Company's debt portfolio and its ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on NMFC's stock price. Continued adverse economic conditions could have a material adverse effect on the Companies' business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

        NMFC and AIV Holdings are newly-formed entities while the Operating Company commenced operations in October 2008, owning all of the operations, including all of the assets and liabilities, of the Predecessor Entities. NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company. As a result, we are subject to many of the business risks and uncertainties associated with any new business, including the risk that we may not achieve the Operating Company's investment objective and that, as a result, the value of NMFC's common stock and the Operating Company's units could decline substantially.

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

        The Operating Company does not expect to replicate the Predecessor Entities' historical performance or the historical performance of New Mountain Capital's investments. The Operating Company's investment returns may be substantially lower than the returns achieved by the Predecessor Entities. Although the Predecessor Entities commenced operations during otherwise unfavorable economic conditions, this was a favorable environment in which the Operating Company could conduct its business in light of its investment objectives and strategy. In addition, the Operating Company's investment strategies may differ from those of New Mountain Capital or its affiliates. The Companies, as BDCs, and NMFC and AIV Holdings, as RICs, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or its affiliates.

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

There is uncertainty as to the value of the Operating Company's portfolio investments because most of its investments are, and may continue to be in private companies and recorded at fair value. In addition, because NMFC and AIV Holdings are holding companies, the fair values of the Operating Company's investments are determined by the Operating Company's board of directors in accordance with the Operating Company's valuation policy.

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

        Due to this uncertainty, the Operating Company's fair value determinations may cause its net asset value and, consequently, NMFC's and AIV Holdings' net asset value, on any given date, to materially understate or overstate the value that the Operating Company may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing NMFC's common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant. Since NMFC and AIV Holdings are holding companies and their only business and sole asset are their ownership of common membership units of the Operating Company, NMFC's and AIV Holdings' net asset values are based on the Operating Company's valuation and their percentage interest in the Operating Company.

        Although the Operating Company's current board of directors is comprised of the same individuals as NMFC's and AIV Holdings' board of directors, there can be no assurances that the Operating Company's board composition will remain the same as NMFC and AIV Holdings. As a result, the value of your investment in NMFC or AIV Holdings could be similarly understated or overstated based on the Operating Company's fair value determinations. However, in the event that NMFC and/or AIV Holdings' board of directors believes that a different fair value for the Operating Company's investments is appropriate, NMFC and/or AIV Holdings' board of directors may discuss the differences in the valuations with the Operating Company's board of directors for the purposes of resolving the differences in valuation. The valuation procedures of NMFC and AIV Holdings are substantially similar to those utilized by the Operating Company described above.

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

        The Operating Company depends on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky and Robert Hamwee, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service its investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2012 consisted of approximately 100 staff members of New Mountain Capital and its affiliates to fulfill its obligations to the Operating Company under the Investment Management Agreement. The Investment Adviser may also depend upon New Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. The Operating Company's future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on the Operating Company's ability to achieve its investment objective.

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

The Investment Adviser has limited experience managing a BDC or a RIC, which could adversely affect our business.

        Other than the Companies, the Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. NMFC and AIV Holdings have no assets other than their ownership of common membership units of the Operating Company and have no material long-term liabilities. As a result, NMFC and AIV Holdings look to the Operating Company's assets and income for purposes of satisfying the requirements under the 1940 Act applicable to BDCs and the requirements under the Code applicable to RICs. The failure to comply with these provisions in a timely manner could prevent NMFC, AIV Holdings and the Operating Company from qualifying as BDCs or NMFC and AIV Holdings from qualifying as RICs and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Operating Company's investment objective. If the Operating Company fails to maintain its status as a BDC or operate in a manner consistent with NMFC's and AIV Holdings' status as RICs, its operating flexibility could be significantly reduced and NMFC and AIV Holdings may be unable to maintain their status as BDCs or RICs.

The Operating Company operates in a highly competitive market for investment opportunities and may not be able to compete effectively.

        The Operating Company competes for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of its competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to the Operating Company. In addition, some of the Operating Company's competitors may have higher risk tolerances or different risk assessments than the Operating Company has. Furthermore, many of the Operating Company's competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on the Companies as BDCs or the source-of-income, asset diversification and distribution requirements that NMFC and AIV Holdings must satisfy to obtain and maintain their RIC status. These characteristics could allow the Operating Company's competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Operating Company is able to do. There are a number of new BDCs that have recently completed their initial public offerings or that have filed registration statements with the Securities and Exchange Commission, which could create increased competition for investment opportunities.

        The Operating Company may lose investment opportunities if it does not match its competitors' pricing, terms and structure. With respect to the investments the Operating Company makes, it does not seek to compete based primarily on the interest rates it may offer, and we believe that some of the Operating Company's competitors may make loans with interest rates that may be lower than the rates it offers. In the secondary market for acquiring existing loans, we expect the Operating Company to compete generally on the basis of pricing terms. If the Operating Company matches its competitors' pricing, terms and structure, it may experience decreased net interest income, lower yields and increased risk of credit loss. If the Operating Company is forced to match its competitors' pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or may bear substantial risk of capital loss. Part of the Operating Company's competitive advantage stems from the fact that we believe the market for middle-market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of the Operating Company's competitors in this target market could force it to accept less attractive investment terms. The Operating Company may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to the Operating Company and may not be in the best interests of the Operating Company and, consequently, NMFC's and AIV Holdings' stockholders. Moreover, the performance of investment opportunities is not known at the time of allocation. If the Operating Company is not able to compete effectively, its business, financial condition and results of operations may be adversely affected, thus affecting the business, financial condition and results of operations of NMFC and AIV Holdings. Because of this competition, there can be no assurance that the Operating Company will be able to identify and take advantage of attractive investment opportunities that it identifies or that it will be able to fully invest its available capital.

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

        The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to the Investment Adviser is calculated based on a percentage of the Operating Company's return on investment capital. This may encourage the Investment Adviser to use leverage to increase the return on the Operating Company's investments. In addition, because the base management fee is payable based upon the Operating Company's gross assets, which includes any borrowings for investment purposes, but excludes cash and cash equivalents for investment purposes, the Investment Adviser may be further encouraged to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of NMFC's and AIV Holdings' common membership units of the Operating Company and, consequently, the value of NMFC's and AIV Holdings' common stock.

        The incentive fee payable to the Investment Adviser also may create an incentive for the Investment Adviser to invest in instruments that have a deferred interest feature, even if such deferred payments would not provide the cash necessary for the Operating Company to make distributions to NMFC and AIV Holdings that enable NMFC and AIV Holdings to pay current distributions to their stockholders. Under these investments, the Operating Company would accrue the interest over the life of the investment but would not receive the cash income from the investment until the end of the investment's term, if at all. The Operating Company's net investment income used to calculate the income portion of the incentive fee, however, includes accrued interest. Thus, a portion of the incentive fee would be based on income that the Operating Company has not yet received in cash and may never receive in cash if the portfolio company is unable to satisfy such interest payment obligations. In addition, the "catch-up" portion of the incentive fee may encourage the Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

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

        The Operating Company borrows money as part of its business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect the Operating Company to continue to use leverage to finance its investments, through senior securities issued by banks and other lenders. The Operating Company is restricted from incurring additional indebtedness under the Holdings Credit Facility and the SLF Credit Facility (the "Credit Facilities"), without lender consent. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowing Facilities for a detailed discussion on the Credit Facilities. Lenders of these senior securities have fixed dollar claims on the Operating Company's assets that are superior to NMFC's and AIV Holdings' claim as members of the Operating Company, and, consequently, superior to claims of NMFC's and AIV Holdings' common stockholders. If the value of the Operating Company's assets decreases, leveraging would cause its net asset value and, consequently, NMFC's and AIV Holdings' net asset value, to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in the Operating Company's income would cause its net income and consequently NMFC's and AIV Holdings' net income to decline more sharply than they would have had it not borrowed. Such a decline could adversely affect the Operating Company's ability to make distributions to its members and, consequently, NMFC's and AIV Holdings' ability to make common stock dividend payments. In addition, because the Operating Company's investments may be illiquid, the Operating Company may be unable to dispose of them or to do so at a favorable price in the event it needs to do so if it is unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique.

        The Operating Company's ability to service any debt that it incurs depends largely on its financial performance and is subject to prevailing economic conditions and competitive pressures. Moreover, as the Investment Adviser's management fee is payable to the Investment Adviser based on gross assets, including those assets acquired through the use of leverage, the Investment Adviser may have a financial incentive to incur leverage which may not be consistent with NMFC's and AIV Holdings' interests and the interests of their common stockholders. In addition, holders of NMFC's and AIV Holdings' common stock will, indirectly, bear the burden of any increase in the Operating Company's expenses as a result of leverage, including any increase in the management fee payable to the Investment Adviser.

        At December 31, 2012, the Operating Company had $206.9 million and $214.3 million of indebtedness outstanding under the Holdings Credit Facility and the SLF Credit Facility, respectively. The Holdings Credit Facility had an effective annual interest rate of 3.1% for the year ended December 31, 2012 and the SLF Credit Facility had an effective interest rate of 2.3% for the year ended December 31, 2012.

NMFC and the Operating Company may need to raise additional capital to grow the Operating Company.

        All of the proceeds from the IPO, the Concurrent Private Placement and subsequent offerings by NMFC were contributed to the Operating Company in exchange for NMFC's and AIV Holdings' acquisition of common membership units of the Operating Company. The Operating Company may need additional capital to fund new investments and grow its portfolio of investments once the Operating Company has fully invested these proceeds. NMFC may access the capital markets periodically to issue equity securities, which would in turn increase the equity capital available to the Operating Company. In addition, the Operating Company may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. AIV Holdings does not intend to raise any additional equity or debt capital. However, the Operating Company is restricted from incurring additional indebtedness under the Credit Facilities, without lender consent. NMFC is not permitted to own any other securities other than its common membership units of the Operating Company. As a result, any proceeds from offerings by NMFC of equity securities would be contributed to the Operating Company. Unfavorable economic conditions could increase NMFC and the Operating Company's funding costs, and as a result AIV Holdings' funding costs, and limit their access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. A reduction in the availability of new capital could limit the Operating Company's ability to grow. In addition, each of NMFC and AIV Holdings are required to distribute at least 90.0% of their net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to their stockholders to obtain and maintain their RIC status. As a result, these earnings will not be available to fund new investments. If NMFC or the Operating Company is unable to access the capital markets or if the Operating Company is unable to borrow from financial institutions, the Operating Company may be unable to grow its business and execute its business strategy fully and our earnings, if any, could decrease which could have an adverse effect on the value of NMFC's and AIV Holdings' securities.

If the Operating Company is unable to comply with the covenants or restrictions in the Credit Facilities, our business could be materially adversely affected.

        The Credit Facilities include covenants that, subject to exceptions, among other things, restrict the Operating Company's ability to incur additional indebtedness, pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facilities also include change of control provisions that accelerate the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent the Operating Company from taking actions that we believe would help it to grow its business or are otherwise consistent with its investment objective. These restrictions could also limit the Operating Company's ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in the Credit Facilities could limit the Operating Company's ability to make distributions to its members in certain circumstances which could result in NMFC and AIV Holdings failing to qualify as RICs and thus becoming subject to corporate-level federal income tax (and any applicable state and local taxes).

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

        The Operating Company may want to obtain additional debt financing, or need to do so upon maturity of its Credit Facilities, in order to obtain funds which may be made available for investments. The Operating Company is restricted from incurring additional indebtedness under the Credit Facilities without lender consent. The revolving period under the Holdings Credit Facility ends on October 27, 2014, and the Holdings Credit Facility matures on October 27, 2016. The revolving period under the SLF Credit Facility ends on October 27, 2014, and the SLF Credit Facility matures on October 27, 2016. If the Operating Company is unable to increase, renew or replace any such facility and enter into a new debt financing facility or other debt financing on commercially reasonable terms, its liquidity may be reduced significantly. In addition, if the Operating Company is unable to repay amounts outstanding under any such facilities and is declared in default or is unable to renew or refinance these facilities, it may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that the Operating Company may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or the Operating Company, and could materially damage the Operating Company's business operations and, consequently, NMFC's and AIV Holdings' business, results of operations and financial condition.

An extended continuation of the disruption in the capital markets and the credit markets could adversely affect our business.

        As BDCs, NMFC and the Operating Company must maintain its ability to raise additional capital for investment purposes. If NMFC or the Operating Company is unable to access the capital markets or credit markets, the Operating Company may be forced to curtail its business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause the Operating Company to reduce the volume of loans it originates and/or funds and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase the Operating Company's funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. These events could limit the Operating Company's investment originations, limit its ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict the Operating Company's business operations and, consequently, could adversely impact NMFC's and AIV Holdings' business, results of operations and financial condition.

        If the fair value of the Operating Company's assets declines substantially, it may fail to maintain the asset coverage ratios imposed upon it by the 1940 Act and contained in its Credit Facilities. Any such failure would affect the Operating Company's ability to issue senior securities, including borrowings, draw on its Credit Facilities and pay distributions, which could materially impair its business operations. The Operating Company's liquidity could be impaired further by NMFC, AIV Holdings or the Operating Company's inability to access the capital or credit markets. For example, we cannot be certain that the Operating Company will be able to renew its credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally. In addition, adverse economic conditions due to these disruptive conditions could materially impact the Operating Company's ability to comply with the financial and other covenants in any existing or future credit facilities. If the Operating Company is unable to comply with these covenants, its business could be materially adversely affected, which could, as a result, materially adversely affect NMFC's and AIV Holdings' business, results of operations and financial condition.

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

        As a result of the operation of the cumulative method of calculating the capital gains portion of the incentive fee the Operating Company pays to the Investment Adviser, the cumulative aggregate capital gains fee received by the Investment Adviser could be effectively greater than 20.0%, depending on the timing and extent of subsequent net realized capital losses or net unrealized depreciation. We cannot predict whether, or to what extent, this payment calculation would affect your investment in NMFC or AIV Holdings' common stock.

RISKS RELATED TO OUR OPERATIONS

Because the Operating Company intends to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to obtain and maintain their status as RICs, and because NMFC and AIV Holdings intend to distribute substantially all of their income to their stockholders to obtain and maintain their status as RICs, the Operating Company will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, the Operating Company's ability to grow may be impaired.

        In order for NMFC and AIV Holdings to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, the Operating Company intends to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to obtain and maintain their status as RICs, and NMFC and AIV Holdings intend to distribute to their stockholders substantially all of their annual taxable income, except that NMFC may retain certain net capital gains for reinvestment in common membership units of the Operating Company, and treat such amounts as deemed distributions to its stockholders. If NMFC elects to treat any amounts as deemed distributions, NMFC must pay income taxes at the corporate rate on such deemed distributions on behalf of its stockholders. As a result of these requirements, NMFC and the Operating Company may need to raise capital from other sources to grow its business.

        As a BDC, the Operating Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of the Operating Company's borrowings and any outstanding preferred membership units, of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of the Operating Company's total assets or the Operating Company may borrow an amount equal to 100.0% of net assets). The Operating Company consolidates the assets and liabilities of NMF SLF for the purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. Since NMFC and AIV Holdings have no assets other than their ownership of common membership units of the Operating Company and have no material long-term liabilities, NMFC and AIV Holdings look to the Operating Company's assets for purposes of satisfying this test. These requirements limit the amount that the Operating Company may borrow. Because the Operating Company continues to need capital to grow its investment portfolio, these limitations may prevent the Operating Company from incurring debt and require NMFC to raise additional equity at a time when it may be disadvantageous to do so. While we expect the Operating Company will be able to borrow and to issue additional debt securities and expect that NMFC will be able to issue additional equity securities, which would in turn increase the equity capital available to the Operating Company, we cannot assure you that debt and equity financing will be available to the Operating Company on favorable terms, or at all. In addition, as a BDC, NMFC generally is not permitted to issue equity securities priced below net asset value without stockholder approval. AIV Holdings does not intend to raise any additional debt or equity capital. If additional funds are not available to NMFC or the Operating Company, the Operating Company may be u forced to curtail or cease new investment activities, and the Operating Company's net asset value and, consequently, NMFC's and AIV Holdings' net asset value, could decline.

Our ability to enter into transactions with our affiliates is restricted.

        As BDCs, the Companies are prohibited under the 1940 Act from participating in certain transactions with their respective affiliates without the prior approval of their respective independent directors and, in some cases, the Securities and Exchange Commission. Any person that owns, directly or indirectly, 5.0% or more of NMFC's or AIV Holdings' outstanding voting securities is an affiliate of the Companies for purposes of the 1940 Act. The Companies are generally prohibited from buying or selling any securities (other than their respective securities) from or to an affiliate. The 1940 Act also prohibits certain "joint" transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of independent directors and, in some cases, the Securities and Exchange Commission. If a person acquires more than 25.0% of NMFC's or AIV Holdings' voting securities, the Companies are prohibited from buying or selling any security (other than their respective securities) from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the Securities and Exchange Commission. Similar restrictions limit the Companies' ability to transact business with their respective officers or directors or their affiliates. As a result of these restrictions, the Operating Company may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by any affiliate of the Investment Adviser without the prior approval of the Securities and Exchange Commission, which may limit the scope of investment opportunities that would otherwise be available to the Operating Company.

The Investment Adviser has significant potential conflicts of interest with NMFC, AIV Holdings and the Operating Company and, consequently, your interests as stockholders which could adversely impact our investment returns.

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

        If the Investment Adviser forms other affiliates in the future, the Operating Company may co-invest on a concurrent basis with such other affiliate, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the Securities and Exchange Commission and the Operating Company's allocation procedures. In addition, the Operating Company pays management and incentive fees to the Investment Adviser and reimburses the Investment Adviser for certain expenses it incurs. As a result, investors in NMFC's common stock invest in NMFC and indirectly in the Operating Company, on a "gross" basis and receive distributions on a "net" basis after NMFC's pro rata share of the Operating Company's expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.

The Investment Committee, the Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting the Operating Company's investment discretion.

        The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest through the Operating Company, the securities of which are purchased or sold on the Operating Company's behalf. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Operating Company could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Operating Company and, consequently, your interests as stockholders of NMFC and AIV Holdings.

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

        The Investment Management Agreement and the Administration Agreement were negotiated between related parties. In addition, the Companies may choose not to enforce, or to enforce less vigorously, their respective rights and remedies under these agreements because of their desire to maintain their ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause NMFC and AIV Holdings to breach its fiduciary obligations to its stockholders.

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

        Under the Investment Management Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, the Operating Company may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and the Operating Company's ability to pay distributions are likely to be materially adversely affected and the market price of NMFC's common stock may decline. In addition, if the Operating Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of its internal management and investment activities is likely to suffer. Even if the Operating Company is able to retain comparable management, whether internal or external, their integration into the Operating Company's business and lack of familiarity with the Operating Company's investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

The Administrator can resign upon 60 days notice from its role as Administrator under the Administration Agreement, and a suitable replacement may not be found, resulting in disruptions that could adversely affect our business, results of operations and financial condition.

        The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as the Operating Company's ability to pay distributions are likely to be adversely affected and the market price of NMFC's common stock may decline. In addition, the coordination of the Companies' internal management and administrative activities is likely to suffer if they are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into the Operating Company's business and lack of familiarity with the Operating Company's investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition.

If NMFC, AIV Holdings and the Operating Company fail to maintain their status as BDCs, our business and operating flexibility could be significantly reduced.

        The Companies qualify as BDCs under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the Securities and Exchange Commission to bring an enforcement action against the Companies and/or expose the Companies to claims of private litigants. In addition, upon approval of a majority of NMFC or AIV Holdings' stockholders, or, in the Operating Company's case, a majority of its members voting on a pass through basis, the Companies may elect to withdraw their respective election as a BDC. If the Companies decide to withdraw their election, or if the Companies otherwise fail to qualify, or maintain their qualification, as BDCs, the Companies may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

        To maintain the Operating Company's status, and consequently, NMFC's and AIV Holdings' status as BDCs, the Operating Company is not permitted to acquire any assets other than "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment.

Regulations governing the operations of BDCs will affect NMFC's ability to raise additional equity capital as well as the Operating Company's ability to issue senior securities or borrow for investment purposes, any or all of which could have a negative effect on our investment objectives and strategies.

        The Operating Company's business requires a substantial amount of capital. The Operating Company may acquire additional capital from the issuance of senior securities, including borrowing or other indebtedness. In addition, NMFC may also issue additional equity capital, which would in turn increase the equity capital available to the Operating Company. Under the 1940 Act, NMFC is not permitted to own any other securities other than common membership units of the Operating Company. As a result, any proceeds from offerings of NMFC's equity securities would be contributed to the Operating Company and subsequently used by the Operating Company for investment purposes. However, NMFC and the Operating Company may not be able to raise additional capital in the future on favorable terms or at all.

        The Operating Company may issue debt securities, other evidences of indebtedness or preferred membership units, and it may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Operating Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. The Operating Company consolidates the assets and liabilities of NMF SLF for purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. If the Operating Company's asset coverage ratio is not at least 200.0%, it would be unable to issue senior securities, and if it had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Credit Facilities), it would be unable to make distributions to its members and, consequently, NMFC and AIV Holdings would be unable to pay dividends. However, at December 31, 2012, the only senior securities outstanding were indebtedness under the Credit Facilities and therefore at December 31, 2012, the Operating Company would not have been precluded from paying distributions. If the value of the Operating Company's or NMF SLF's assets declines, the Operating Company may be unable to satisfy this test. If that happens, the Operating Company or NMF SLF may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous.

        The Holdings Credit Facility matures on October 27, 2016 and permits borrowings of $210.0 million as of December 31, 2012. The Holdings Credit Facility had $206.9 million in debt outstanding as of December 31, 2012. The SLF Credit Facility matures on October 27, 2016 and permits borrowings of $215.0 million as of December 31, 2012. The SLF Credit Facility had $214.3 million in debt outstanding as of December 31, 2012.

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

        NMFC may also obtain capital for use by the Operating Company through the issuance of additional equity capital, which would in turn increase the equity capital available to the Operating Company. As a BDC, NMFC generally is not able to issue or sell its common stock at a price below net asset value per share. If NMFC's common stock trades at a discount to its net asset value per share, this restriction could adversely affect its ability to raise equity capital. NMFC may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below its net asset value per share of the common stock if its board of directors and independent directors determine that such sale is in its best interests and the best interests of its stockholders, and its stockholders approve such sale. In any such case, the price at which NMFC's securities are to be issued and sold may not be less than a price that, in the determination of NMFC's board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If NMFC raises additional funds by issuing more shares of its common stock or if the Operating Company issues senior securities convertible into, or exchangeable for, NMFC's common stock, the percentage ownership of NMFC's and AIV Holdings' stockholders may decline and you may experience dilution. Any proceeds from the issuance of additional shares of NMFC's common stock would be contributed to the Operating Company and used to purchase, on a one-for-one basis, additional common membership units of the Operating Company.

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

        The Operating Company's board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without member approval. As a result, the Operating Company's board of directors may be able to change its investment policies and objectives without any input from NMFC's and AIV Holdings'

stockholders. However, absent member approval, voting on a pass through basis, the Operating Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law and the Operating Company's Limited Liability Company Agreement, the Operating Company also cannot be dissolved without prior member approval, voting on a pass through basis. We cannot predict the effect any changes to the Operating Company's current operating policies and strategies would have on our business, operating results and the market price of NMFC's common stock. Nevertheless, any such changes could adversely affect our business and impair the Operating Company's ability to make distributions to its members, and, consequently, NMFC's and AIV Holdings' ability to make distributions to its stockholders.

NMFC and AIV Holdings will be subject to corporate-level federal income tax on all of their respective income if they are unable to maintain RIC status under Subchapter M of the Code, which would have a material adverse effect on their respective financial performance.

        Although NMFC and AIV Holdings intend to continue to qualify annually as RICs under Subchapter M of the Code, no assurance can be given that NMFC and AIV Holdings will be able to maintain their RIC status. To maintain RIC status and be relieved of federal income taxes on income and gains distributed to their stockholders, NMFC and AIV Holdings must meet the annual distribution, source-of-income and asset diversification requirements described below. However, NMFC and AIV Holdings have no assets, other than their direct ownership of common membership units of the Operating Company, and no source of cash flow, other than distributions from the Operating Company. NMFC and AIV Holdings are not permitted to conduct any business or ventures, other than in connection with the acquisition, ownership or disposition of common membership units of the Operating Company and its operation as a public reporting company. Accordingly, NMFC and AIV Holdings look to the assets and income of the Operating Company, and rely on the distributions made by the Operating Company to their members, for purposes of satisfying these requirements.

  •
  The annual distribution requirement for a RIC will be satisfied if NMFC and AIV Holdings distribute to their stockholders on an annual basis at least 90.0% of their net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Operating Company and NMF SLF use debt financing, the Operating Company is subject to an asset coverage ratio requirement under the 1940 Act, and the Operating Company and NMF SLF are subject to certain financial covenants contained in the Credit Facilities and other debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict NMF SLF from making distributions to the Operating Company, and/or restrict the Operating Company from making distributions to its members, which distributions are necessary for NMFC and AIV Holdings to satisfy the distribution requirement. If the Operating Company is unable to obtain cash from other sources, and thus is unable to make sufficient distributions to its members, NMFC and AIV Holdings could fail to qualify for RIC tax treatment and thus become subject to corporate-level federal income tax (and any applicable state and local taxes).

  •
  The source-of-income requirement will be satisfied if at least 90.0% of NMFC's and AIV Holdings' allocable share of the Operating Company's gross income for each year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.

  •
  The asset diversification requirement will be satisfied if NMFC and AIV Holdings meet certain asset diversification requirements at the end of each quarter of its taxable year. To satisfy this requirement, at least 50.0% of the value of NMFC's and AIV Holdings' assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of NMFC's or AIV Holdings' assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by it and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships". Failure to meet these requirements may result in the Operating Company having to dispose of certain investments quickly in order to prevent the loss of NMFC's and AIV Holdings' RIC status. Because most of the Operating Company's investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

        Although there is no authority directly applicable to NMFC and AIV Holdings and thus the matter is not free from doubt, it is expected that NMFC and AIV Holdings is treated as if they directly invested in their pro rata share of the Operating Company's assets for purposes of satisfying the asset diversification requirement. However, there can be no assurance that the IRS will not successfully assert that NMFC and AIV Holdings do not meet the asset diversification requirement because they are unable to look to the Operating Company's assets for purpose of that requirement. In that case, NMFC and AIV Holdings would fail to qualify as RICs and thus become subject to corporate-level federal income tax (and any applicable state and local taxes).

        If NMFC and AIV Holdings fail to qualify for or maintain their RIC status for any reason, and NMFC and AIV Holdings do not qualify for certain relief provisions under the Code, NMFC and AIV Holdings would be subject to corporate-level federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce NMFC's and AIV Holdings' net assets, the amount of income available for distribution and the amount of its distributions, which would have a material adverse effect on its financial performance.

You may have current tax liabilities on distributions you reinvest in common stock of NMFC.

        Under the dividend reinvestment plan, if you own shares of common stock of NMFC registered in your own name, you will have all cash distributions automatically reinvested in additional shares of common stock of NMFC unless you opt out of the dividend reinvestment plan by delivering notice by phone, internet or in writing to the plan administrator at least three days prior to the payment date of the next dividend or distribution. If you have not "opted out" of the dividend reinvestment plan, you will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in common stock of NMFC to the extent the amount reinvested was not a tax-free return of capital. As a result, you may have to use funds from other sources to pay your federal income tax liability on the value of the common stock received.

NMFC and AIV Holdings may not be able to pay you distributions on their common stock, their distributions to you may not grow over time and a portion of their distributions to you may be a return of capital for federal income tax purposes.

        NMFC and AIV Holdings intend to pay quarterly distributions to their stockholders out of assets legally available for distribution. We cannot assure you that we will continue to achieve investment results that will allow NMFC to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Operating Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if it violates certain covenants under the Credit Facilities, the Operating Company's ability to pay distributions to its members could be limited, thereby limiting NMFC's and AIV Holdings' ability to pay distributions to their stockholders. All distributions are paid at the discretion of the Operating Company's board of directors and depend on its earnings, financial condition, maintenance of NMFC and AIV Holdings RIC status, compliance with applicable BDC regulations, compliance with covenants under the Credit Facilities, and such other factors as the Operating Company's board of directors may deem relevant from time to time. The distributions NMFC and AIV Holdings pay to their stockholders in a year may exceed its taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for federal income tax purposes.

        In addition, because NMFC and AIV Holdings are holding companies, NMFC and AIV Holdings are only able to pay distributions on their common stock from distributions received from the Operating Company. The Operating Company intends to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. However, there can be no assurances that the Operating Company will make distributions to its members in the future. Accordingly, NMFC and AIV Holdings cannot assure you that they will pay distributions to you in the future.

NMFC and AIV Holdings may have difficulty paying their required distributions if the Operating Company recognizes taxable income before or without receiving cash representing such income.

        For federal income tax purposes, NMFC and AIV Holdings include in their taxable income their allocable share of certain amounts that the Operating Company has not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if the Operating Company receives warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. NMFC and AIV Holdings allocable share of such original issue discount and PIK interest are included in NMFC and AIV Holdings taxable income before the Operating Company receives any corresponding cash payments. NMFC and AIV Holdings also may be required to include in their taxable income their allocable share of certain other amounts that the Operating Company will not receive in cash.

        Because in certain cases the Operating Company may recognize taxable income before or without receiving cash representing such income, the Operating Company may have difficulty making distributions to the Operating Company's members that will be sufficient to enable NMFC and AIV Holdings to meet the annual distribution requirement necessary for NMFC and AIV Holdings to qualify as RICs. Accordingly, the Operating Company may need to sell some of its assets at times and/or at prices that it would not consider advantageous, NMFC or the Operating Company may need to raise additional equity or debt capital, or the Operating Company may need to forego new investment opportunities or otherwise take actions that are disadvantageous to its business (or be unable to take actions that are advantageous to its business) to enable the Operating Company to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to meet the annual distribution requirement. If NMFC or the Operating Company are unable to obtain cash from other sources to enable NMFC and AIV Holdings to meet the annual distribution requirement, NMFC and AIV Holdings may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level federal income tax (and any applicable state and local taxes).

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

Pending legislation may allow the Operating Company to incur additional leverage.

        As a BDC, under the 1940 Act the Operating Company generally is not permitted to incur indebtedness unless immediately after such borrowing the Operating Company has an asset coverage for total borrowings of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of the Operating Company's total assets or the Operating Company may borrow an amount equal to 100.0% of net assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200.0% to 150.0%. As a result, the Operating Company may be able to incur additional indebtedness in the future and therefore your risk of an investment in NMFC's and AIV Holdings' common stock may increase.

NMFC incurs significant costs as a result of being a publicly traded company.

        As a publicly traded company, NMFC incurs legal, accounting and other expenses, which are paid by the Operating Company, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes- Oxley Act of 2002, or the "Sarbanes-Oxley Act", and other rules implemented by the Securities and Exchange Commission.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect NMFC and the market price of NMFC's common stock.

        The Companies are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the Securities and Exchange Commission. Under current Securities and Exchange Commission rules, the Operating Company's management is required to report on their internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the Securities and Exchange Commission thereunder. The Companies are required to review on an annual basis their respective internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our respective internal control over financial reporting. As a result, the Companies may incur significant additional expenses in the near term, which may negatively impact the Operating Company's financial performance and the Operating Company's ability to make distributions to its members and, consequently, NMFC's and AIV Holdings' ability to make distributions to their stockholders. This process also may result in a diversion of management's time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations and neither of the Companies may be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that the Companies are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the Operating Company and, consequently, the market price of NMFC and AIV Holdings common stock may be adversely affected.

The Operating Company's business is highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of NMFC's and AIV Holdings' common stock and its ability to pay dividends.

        The Operating Company's business is highly dependent on the communications and information systems of the Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in the Operating Company's activities. This, in turn, could have a material adverse effect on the Operating Company's operating results and, consequently, negatively affect the market price of NMFC's and AIV Holdings' common stock and their ability to pay dividends to their stockholders. In addition, because many of the Operating Company's portfolio companies operate and rely on network infrastructure and enterprise applications and internal technology systems for development, marketing, operational, support and other business activities, a disruption or failure of any or all of these systems in the event of a major telecommunications failure, cyber-attack, fire, earthquake, severe weather conditions or other catastrophic event could cause system interruptions, delays in product development and loss of critical data and could otherwise disrupt their business operations.

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

        The Operating Company invests, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for the Operating Company to sell these investments when desired. In addition, if the Operating Company is required or otherwise chooses to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it had previously recorded these investments. The Operating Company's investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of the Operating Company's investments are illiquid, the Operating Company may be unable to dispose of them in which case NMFC or AIV Holdings could fail to qualify as a RIC and/or BDC, or the Operating Company may be unable to do so at a favorable price, and, as a result, the Operating Company, NMFC and AIV Holdings may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Operating Company's portfolio investments, reducing the Operating Company's net asset value through increased net unrealized depreciation.

        As a BDC, the Operating Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by its board of directors. Because NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, NMFC's and AIV Holdings' net asset value will be based on the Operating Company's valuation of its investments and their respective percentage interest in the Operating Company. As part of the valuation process, the Operating Company may take into account the following types of factors, if relevant, in determining the fair value of its investments:

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

The Operating Company will record decreases in the market values or fair values of its investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in its portfolio. The effect of all of these factors on the Operating Company's portfolio may reduce the Operating Company's net asset value, and, indirectly, NMFC's and AIV Holdings' net asset value based on their respective percentage interest in the Operating Company, by increasing net unrealized depreciation in the Operating Company's portfolio. Depending on market conditions, the Operating Company could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

If the Operating Company is unable to make follow-on investments in its portfolio companies, the value of the Operating Company's investment portfolio could be adversely affected.

        Following an initial investment in a portfolio company, the Operating Company may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part its equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of its investment. The Operating Company may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. The Operating Company has the discretion to make follow-on investments, subject to the availability of capital resources. If the Operating Company fails to make follow-on investments, the continued viability of a portfolio company and its investment may, in some circumstances, be jeopardized and we could miss an opportunity for the Operating Company to increase its participation in a successful operation. Even if the Operating Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, either because it prefers other opportunities or because it is subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact NMFC's and AIV Holdings' ability to maintain their respective RIC status.

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

Economic recessions, downturns or government spending cuts could impair the Operating Company's portfolio companies and harm its operating results.

        Many of the Operating Company's portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, the Operating Company's non-performing assets are likely to increase, and the value of the Operating Company's portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of the Operating Company's debt investments and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Operating Company's portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Operating Company's funding costs, limit NMFC's and the Operating Company's access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. These events could prevent the Operating Company from increasing investments and harm its operating results.

        In addition, levels of the U.S. government's spending in future periods are very difficult to predict and subject to significant risks. Significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as "sequestration". Sequestration, which is in the process of being implemented, is expected to result in significant additional reductions to spending by the U.S. government on both existing and new contracts as well as disruption of ongoing programs. Also, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. government spending levels. Due to these and other factors, overall U.S. government spending could decline, which could result in significant reductions to the revenues, cash flow and profits of the Operating Company's portfolio companies.

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

        The Operating Company is subject to the risk that the investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, subject to maintenance of NMFC's and AIV Holdings' RIC status, the Operating Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Operating Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Operating Company's results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to the Operating Company. Additionally, prepayments could negatively impact the Operating Company's return on equity, which could result in a decline in the market price of NMFC's common stock.

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

The performance of the Operating Company's portfolio companies may differ from its historical performance as its investment strategy will include primary originations in addition to secondary market purchases.

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

        The 1940 Act generally requires that 70.0% of the Operating Company's investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the U.S., the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the U.S. The Operating Company's investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, the Operating Company may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. The Operating Company expects that these investments would focus on the same types of investments that it makes in U.S. middle-market companies and accordingly would be complementary to its overall strategy and enhance the diversity of its holdings. Investing in foreign companies could expose the Operating Company to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Operating Company may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk, or that if it does, such strategies will be effective.

        Engaging in hedging transactions would also, indirectly, entail additional risks to NMFC and AIV Holdings stockholders. Although it is not currently anticipated that the Operating Company would engage in hedging transactions as a principal investment strategy, if the Operating Company determined to engage in hedging transactions it generally would seek to hedge against fluctuations of the relative values of its portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Operating Company's portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

        These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Operating Company would not be able to enter into a hedging transaction at an acceptable price. If the Operating Company chooses to engage in hedging transactions, there can be no assurances that the Operating Company will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose the Operating Company and, indirectly, NMFC and AIV Holdings to risk of loss.

        While the Operating Company may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if it had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Operating Company might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent the Operating Company from achieving the intended hedge and expose the Operating Company, NMFC and AIV Holdings to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

RISKS RELATING TO OUR CORPORATE STRUCTURE

NMFC and AIV Holdings are holding companies with no direct operations of their own, and will depend on distributions from the Operating Company to meet their ongoing obligations.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their respective direct ownership of common membership units of the Operating Company. As a result, all investment decisions relating to the Operating Company's portfolio will be made by the Investment Adviser under the supervision of the Operating Company's board of directors, which may be different from NMFC's or AIV Holdings' board of directors. Although the Operating Company's Limited Liability Company Operating Agreement provides that in accordance with the 1940 Act and to the extent required thereby, NMFC and AIV Holdings will "pass through" their respective votes on all matters subject to a member vote, including with respect to the election of the Operating Company's directors, NMFC and AIV Holdings will not, and indirectly, the stockholders of NMFC and AIV Holdings will not, have any control over the Operating Company's day-to-day operations and investment decisions.

        NMFC and AIV Holdings also do not have any independent ability to generate revenue, and their only sources of cash flow from operations are distributions from the Operating Company. Consequently, NMFC and AIV Holdings rely on the Operating Company to cover the expenses of their day-to-day business, including expenses incident to NMFC's status as a public company. Pursuant to the Administration Agreement, the Operating Company will reimburse the Administrator for NMFC's and AIV Holdings' allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to NMFC and AIV Holdings under the Administration Agreement. However, if the Operating Company cannot or does not make the payments required pursuant to the Administration Agreement, NMFC and AIV Holdings may be unable to cover these expenses.

        In addition, since NMFC and AIV Holdings are holding companies, their ability to pay distributions to their stockholders depends on the prior distribution from the Operating Company of cash in an amount sufficient to pay quarterly distributions and to obtain and maintain their statuses as RICs. The distribution of cash flows by the Operating Company to NMFC and AIV Holdings is subject to statutory restrictions under the Delaware Limited Liability Company Act, the 1940 Act and contractual restrictions under the Credit Facilities or any other debt financing facility that may limit the Operating Company's or NMF SLF's ability to make distributions. In addition, any distributions and payments of fees or costs will be based upon the Operating Company's financial performance. Any distributions of cash will be made on a pro rata basis to all of the Operating Company's members, including NMFC and Guardian AIV, indirectly, through AIV Holdings, in accordance with each holders' respective percentage interest.

New Mountain Capital or its affiliates may have interests that differ from your interests as stockholders of NMFC.

        Guardian AIV indirectly owns, through AIV Holdings, approximately 40.0% of the common membership units of the Operating Company as of December 31, 2012. New Mountain Capital's interests, the interests of the partners in Guardian AIV and the interests of those persons affiliated with New Mountain Capital that participated in the Concurrent Private Placement may differ from, or conflict with, your interests as stockholders of NMFC. For example, conflicts arising under the Registration Rights Agreement will be resolved as set forth therein. Under the Registration Rights

Agreement, AIV Holdings and the Operating Company's Chairman and a related entity will have priority over NMFC or any other NMFC stockholder when selling any shares of NMFC common stock pursuant to their exercise of registration rights under that agreement.

        Circumstances may arise in the future when the interests of the Operating Company's members conflict with the interests of NMFC's stockholders. The Operating Company's board of directors and the board of directors of NMFC are comprised of the same members. However, the Operating Company's board of directors owes fiduciary duties to its members that could conflict with the fiduciary duties NMFC's board of directors owes to its stockholders.

Any future exchange by AIV Holdings of units of the Operating Company for shares of NMFC's common stock would significantly dilute the voting power of NMFC's current stockholders with respect to the election of NMFC directors or other matters that require the approval of NMFC stockholders only. In addition, the interests of the partners of Guardian AIV following such exchange by AIV Holdings may be adverse to the interests of NMFC's stockholders and could limit your ability to influence the outcome of key transactions, including any change of control.

        Pursuant to the terms of the Operating Company's Limited Liability Company Operating Agreement, AIV Holdings will have the right to exchange its units for shares of NMFC's common stock on a one-for-one basis at anytime. Guardian AIV indirectly owns, through AIV Holdings, approximately 40.0% of the units of the Operating Company as of December 31, 2012. If AIV Holdings exercised its exchange rights with respect to a significant number of units, the voting power of NMFC's stockholders would be significantly diluted. As a result, Guardian AIV, indirectly through AIV Holdings, would retain significant influence over decisions that require the approval of NMFC's stockholders exclusively (such as the election of its directors and the approval of mergers or other significant corporate transactions) regardless of whether or not NMFC's other stockholders believe that such decisions are in NMFC's own best interests. If AIV Holdings exercised its exchange rights in full, Guardian AIV, indirectly through AIV Holdings would own approximately 40.0% of all outstanding shares of NMFC's common stock as of December 31, 2012. However, these entities would not exercise voting control over their shares of common stock because the right to vote those shares would be passed through to the partners of these entities. These investors, along with those persons affiliated with New Mountain Capital that participated in the Concurrent Private Placement, may have interests that differ from your interests, and they may vote in a way with which you disagree and that may be adverse to your interests as stockholders of NMFC. The concentration of ownership of NMFC's common stock following the exercise of AIV Holdings' exchange right may also have the effect of delaying, preventing or deterring a change of control of NMFC, could deprive NMFC's stockholders of an opportunity to receive a premium for their common stock as part of a sale of NMFC and may adversely affect the market price of NMFC's common stock.

RISKS RELATING TO NEW MOUNTAIN FINANCE CORPORATION'S COMMON STOCK

The market price of NMFC's common stock may fluctuate significantly.

        The market price and liquidity of the market for shares of NMFC's common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to the Operating Company's operating performance. These factors include:

  •
  price and volume fluctuations in the overall stock market or in the market for BDCs from time to time;

  •
  investor demand for shares of NMFC's common stock;

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

  •
  NMFC's or the Operating Company's loss of status as or ability to operate as BDCs;

  •
  NMFC's failure to qualify as a RIC, loss of RIC status or ability operate as a RIC;

  •
  actual or anticipated changes in the Operating Company's earnings or fluctuations in its operating results;

  •
  changes in the value of the Operating Company's portfolio of investments;

  •
  general economic conditions, trends and other external factors;

  •
  departures of key personnel; or

  •
  loss of a major source of funding.

        In addition, NMFC is required to continue to meet certain listing standards in order for its common stock to remain listed on the New York Stock Exchange ("NYSE"). On January 2, 2013, the Companies received a letter of public reprimand from the NYSE indicating that NMFC had failed to comply with Section 204.12 of the NYSE Listed Company Manual requiring ten days prior notice of a record date, in connection with the announcement of a special dividend distribution. While NMFC believes that it is not currently at risk of being delisted by the NYSE, if it was to be delisted, the liquidity of NMFC's common stock would be impaired.

Investing in NMFC's common stock may involve an above average degree of risk.

        The investments the Operating Company may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in NMFC's common stock may not be suitable for investors with lower risk tolerance.

Sales of substantial amounts of NMFC's common stock in the public market may have an adverse effect on the market price of its common stock.

        Sales of substantial amounts of NMFC's common stock, including by itself directly, AIV Holdings, if it exercises its right to exchange its common membership units of the Operating Company for shares of NMFC's common stock on a one-for-one basis, or New Mountain Guardian Partners, L.P. or its transferees or the perception that such sales could occur, could materially adversely affect the prevailing market prices for NMFC's common stock. AIV Holdings currently intends to sell its interest in the Operating Company's business as soon as practicable from time to time, depending on market conditions and any applicable contractual or legal restrictions. AIV Holdings, and the Investment Adviser, if applicable with respect to any common membership units received as payment of the incentive fee, have the right, subject to certain conditions, to require NMFC to register under the federal securities laws the sale of any shares of NMFC's common stock held by them or that may be issued to and held by them upon exercise by AIV Holdings of the exchange right.

        In addition, NMFC has granted AIV Holdings, the Operating Company's Chairman, an entity related to the Operating Company's Chairman and the Investment Adviser, if applicable with respect to any common membership units received as payment of the incentive fee, and their permitted transferees certain "piggyback" registration rights which allow them to include their shares in any future registrations of NMFC equity securities, whether or not that registration relates to a primary offering by NMFC or a secondary offering by or on behalf of any of NMFC's stockholders or AIV Holdings. In particular, these parties will have priority over NMFC and any other of its stockholders in any registration that is an underwritten offering. Any such filing or the perception that such a filing may occur, could cause the prevailing market price of NMFC's common stock to decline and may impact NMFC's ability to sell equity to finance the Operating Company's operations. If substantial amounts of NMFC's common stock were sold, this could impair its ability to raise additional capital through the sale of securities should NMFC desire to do so.

Certain provisions of NMFC's certificate of incorporation and bylaws, the Delaware General Corporation Law as well as other aspects of our structure, including Guardian AIV's substantial interest in the Operating Company, could deter takeover attempts and have an adverse impact on the price of NMFC's common stock.

        NMFC's certificate of incorporation and bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. Among other things, NMFC's certificate of incorporation and bylaws:

  •
  provide for a classified board of directors, which may delay the ability of NMFC's stockholders to change the membership of a majority of its board of directors;

  •
  authorize the issuance of "blank check" preferred stock that could be issued by NMFC's board of directors to thwart a takeover attempt;

  •
  do not provide for cumulative voting;

  •
  provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

  •
  provide that NMFC's directors may be removed only for cause;

  •
  require supermajority voting to effect certain amendments to NMFC's certificate of incorporation and bylaws; and

  •
  require stockholders to provide advance notice of new business proposals and director nominations under specific procedures.

        These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of NMFC's common stock the opportunity to realize a premium over the market price for its common stock. The Credit Facilities also include covenants that, among other things, restrict its ability to dispose of assets, incur additional indebtedness, make restricted payments, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facilities also include change of control provisions that accelerate the indebtedness under this facility in the event of certain change of control events. In addition, certain aspects of our structure, including Guardian AIV's substantial interest in the Operating Company may have the effect of discouraging a third party from making an acquisition proposal for NMFC.

Shares of NMFC's common stock have traded at a discount from net asset value and may do so in the future.

        Shares of closed-end investment companies have frequently traded at a market price that is less than the net asset value that is attributable to those shares. In part as a result of adverse economic conditions and increasing pressure within the financial sector of which the Companies are a part, NMFC's common stock has at times traded below its net asset value per share since NMFC's IPO on May 19, 2011. NMFC's shares could once again trade at a discount to net asset value. The possibility that NMFC's shares of common stock may trade at a discount from net asset value over the long term is separate and distinct from the risk that the Companies' net asset value will decrease. The Companies cannot predict whether shares of NMFC's common stock will trade above, at or below its net asset value. If NMFC's common stock trades below its net asset value, NMFC will generally not be able to issue additional shares of NMFC's common stock at its market price without first obtaining the approval for such issuance from its stockholders and its independent directors. If additional funds are not available to the Operating Company, the Companies could be forced to curtail or cease the Operating Company's new lending and investment activities, and the Companies' net asset value could decrease and the Companies' level of distributions could be impacted.

You may not receive dividends or the Companies' dividends may decline or may not grow over time.

        The Companies cannot assure you that the Companies will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In particular, the Operating Company's future dividends, and subsequently, NMFC's and AIV Holdings' future dividends, are dependent upon the investment income they receive on the Operating Company's portfolio investments. To the extent such investment income declines, the Companies' ability to pay future dividends may be harmed.

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

Item 3.    Legal Proceedings

        We, New Mountain Finance Advisers BDC, L.L.C. and New Mountain Finance Administration, L.L.C., are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2012. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

        The terms "we", "us", "our" and the "Companies" refers to the collective: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

Item 5.    Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        New Mountain Finance Corporation's ("NMFC") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "NMFC". The following table sets forth the net asset value ("NAV") per share of NMFC's common stock, the high and low closing sale price for NMFC's common stock, the closing sale price as a percentage of NAV and the quarterly dividend distributions per share for each fiscal quarter since NMFC's initial public offering ("IPO") on May 19, 2011.

		Closing Sales Price(3)
				Premium or Discount of High Sales to NAV(4)	Premium or Discount of Low Sales to NAV(4)
	NAV Per Share(2)					Declared Dividends Per Share(5)
Fiscal Year Ended		High	Low
December 31, 2012
Fourth Quarter	$14.06	$15.18	$13.75	8.0%	(2.2)%	$0.48	(7)
Third Quarter	$14.10	$15.50	$14.18	9.9%	0.6%	$0.34
Second Quarter	$13.83	$14.29	$13.28	3.3%	(4.0)%	$0.57	(8)
First Quarter	$14.05	$13.75	$13.14	(2.1)%	(6.5)%	$0.32
December 31, 2011(1)
Fourth Quarter	$13.60	$13.41	$12.27	(1.4)%	(9.8)%	$0.30
Third Quarter	$13.32	$13.37	$10.77	0.4%	(19.1)%	$0.29
Second Quarter(6)	$14.25	$13.55	$12.35	(4.9)%	(13.3)%	$0.27

(1)
NMFC was not unitized until the IPO date of May 19, 2011.

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

(6)
Period from May 19, 2011 through June 30, 2011 (excludes IPO price of $13.75).

(7)
Includes a fourth quarter dividend of $0.34 per share payable on December 28, 2012 and a special dividend of $0.14 per share payable on January 31, 2013.

(8)
Includes a special dividend of $0.23 per share payable on May 31, 2012 and a second quarter dividend of $0.34 per share payable on June 29, 2012.

        On March 5, 2013, the last reported sales price of NMFC's common stock was $15.25 per share. As of March 5, 2013, the Operating Company had two record holders, which were NMFC and AIV Holdings, whereas NMFC had approximately 13 stockholders of record and approximately two beneficial owners whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies, and AIV Holdings had one record holder, which was New Mountain Guardian AIV, L.P. ("Guardian AIV").

        New Mountain Finance Holdings, L.L.C. (the "Operating Company") and New Mountain Finance AIV Holdings Corporation ("AIV Holdings") are not publicly traded entities.

Dividends

        Since NMFC and AIV Holdings are holding companies, distributions will be paid on their common stock from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as regulated investment companies ("RIC"). NMFC and AIV Holdings intend to distribute approximately their entire portion of the Operating Company's Adjusted Net Investment Income on a quarterly basis and substantially their entire portion of the Operating Company's taxable income on an annual basis, except that they may retain certain net capital gains for reinvestment.

        NMFC has adopted an "opt out" dividend reinvestment plan on behalf of its stockholders, whereas NMFC stockholders' cash dividends will be automatically reinvested in additional shares of NMFC's common stock, unless the stockholder elects to receive cash. Cash dividends reinvested in additional shares of NMFC's common stock will be automatically reinvested by NMFC into additional units of the Operating Company.

        NMFC applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is greater than 110.0% of the last determined net asset value of the shares, NMFC will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of NMFC's common stock on the NYSE on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If NMFC uses newly issued shares to implement the plan, NMFC will receive, on a one-for-one basis, additional units of the Operating Company in exchange for cash distributions that are reinvested in shares of NMFC's common stock under the dividend reinvestment plan.

        If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined net asset value of the shares, NMFC will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of NMFC's common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of NMFC's stockholders have been tabulated. AIV Holdings does not intend to reinvest any distributions received from the Operating Company in additional shares of the Operating Company. See Item 8.—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional information.

        The following table reflects the cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently NMFC's board of directors, since NMFC's IPO:

Date Declared	Record Date	Payment Date	Amount
December 27, 2012(1)	December 31, 2012	January 31, 2013	$0.14
November 6, 2012	December 14, 2012	December 28, 2012	0.34
August 8, 2012	September 14, 2012	September 28, 2012	0.34
May 8, 2012	June 15, 2012	June 29, 2012	0.34
May 8, 2012(2)	May 21, 2012	May 31, 2012	0.23
March 7, 2012	March 15, 2012	March 30, 2012	0.32

November 8, 2011	December 15, 2011	December 30, 2011	$0.30
August 10, 2011	September 15, 2011	September 30, 2011	0.29
August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total			$2.57

(1)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(2)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

        The following table reflects the cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company's board of directors on a per share/unit basis, and subsequently AIV Holdings' board of directors, since NMFC's IPO:

Date Declared	Record Date	Payment Date		Amount (in millions)(1)
December 27, 2012(2)	December 31, 2012	January 31, 2013		$2.3
November 6, 2012	December 14, 2012	December 28, 2012	(3)	5.5
August 8, 2012	September 14, 2012	September 28, 2012		6.9	(5)
May 8, 2012	June 15, 2012	June 29, 2012	(7)	6.9
May 8, 2012(6)	May 21, 2012	May 31, 2012		4.6
March 7, 2012	March 15, 2012	March 30, 2012	(4)	6.5

November 8, 2011	December 15, 2011	December 30, 2011		$6.1
August 10, 2011	September 15, 2011	September 30, 2011		5.9
August 10, 2011	August 22, 2011	August 31, 2011		5.4

Total				$50.1

(1)
For the record dates from August 22, 2011 through September 14, 2012 and for the record dates from December 14, 2012 through December 31, 2012, AIV Holdings owned 20,221,938 and 16,221,938 units of the Operating Company, respectively. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(2)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(3)
Actual cash payment was made on January 7, 2013.

(4)
Actual cash payment was made on April 4, 2012.

(5)
This amount does not include the distribution to Guardian AIV of $58.2 million in connection with proceeds from the September 28, 2012 underwritten secondary public offering.

(6)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

(7)
Actual cash payment was made on July 9, 2012.

        Tax characteristics of all dividends paid by NMFC and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

Unregistered Sales of Equity Securities

        We did not engage in unregistered sales of securities during the year ended December 31, 2012.

Issuer Purchases of Equity Securities

        For the quarter ended December 31, 2012, NMFC did not purchase any of its common stock in the open market.

Stock Performance Graph

        This graph compares the return on NMFC's common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2012. The graph assumes that, on May 19, 2011, a person invested $100 in each of our common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

Comparison of Cumulative Total Return Among NMFC, S&P 500 TR and Russell 2000 TR

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

Item 6.    Selected Financial Data

        The selected financial data should be read in conjunction with the respective financial statements and related combined notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, and for the period from October 29, 2008 (commencement of operations) to December 31, 2008, has been derived from the Operating Company's financial statements that were audited by Deloitte & Touche LLP ("Deloitte"), an independent registered public accounting firm.

  (in thousands except shares and per share data)

	Year ended December 31,				Period from October 29, 2008 (commencement of operations) to December 31, 2008
New Mountain Finance Holdings, L.L.C. Statement of Operations Data:	2012	2011	2010	2009
Total investment income	$85,786	$56,523	$41,375	$21,767	$256
Net expenses	40,569	17,998	3,911	1,359	—
Net investment income	45,217	38,525	37,464	20,408	256
Net realized and unrealized gains (losses)	28,779	(6,848)	26,328	105,272	(1,435)
Net increase (decrease) in net assets resulting from operations	73,996	31,677	63,792	125,680	(1,179)
Per share data:
Net asset value	$14.06	$13.60	N/A	N/A	N/A
Net increase (decrease) in net assets resulting from operations (basic and diluted)	2.18	1.02	N/A	N/A	N/A
Dividends declared(1)	1.71	0.86	N/A	N/A	N/A
Balance sheet data:
Total assets	$1,025,564	$730,579	$460,224	$330,558	$61,669
SLF Credit Facility	214,262	165,928	56,936	—	—
Holdings Credit Facility	206,938	129,038	59,697	77,745	—
Total net assets	569,939	420,502	241,927	239,441	30,354
Other data:
Total return at net asset value(2)	16.61%	10.09%	26.54%	76.38%	NM
Number of portfolio companies at year end	63	55	43	24	6
Total new investments for the year	$673,218	$493,331	$332,708	$268,382	$63,018
Investment sales and prepayments for the year	$423,874	$231,962	$258,202	$125,430	$132
Weighted average Yield to Maturity on debt portfolio at year end (unaudited)(3)	10.1%	10.7%	— (4)	— (4)	— (4)
Weighted average Adjusted Yield to Maturity on debt portfolio at year end (unaudited)(5)	— (5)	13.1%	12.5%	12.7%	18.8%
Weighted average common membership outstanding for the period	34,011,738	30,919,629	N/A	N/A	N/A
Portfolio turnover	52.02%	42.13%	76.69%	57.50%	0.22%

N/A—Fund was not unitized as of December 31, 2010, December 31, 2009 and December 31, 2008.

NM—Total return from commencement of operations through December 31, 2008 was deemed not meaningful due to the scaling of operations during this short time period.

(1)
Dividends declared in the year ended December 31, 2012 include a $0.23 per unit special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per unit special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability. Actual cash payments on the dividends declared to AIV Holdings, only, for the quarters ended March 31, 2012, June 30, 2012 and December 31, 2012, were made on April 4, 2012, July 9, 2012 and January 7, 2013 respectively.

(2)
For the year ended December 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC's IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on NMFC's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

(3)
The Operating Company's weighted average Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity.

(4)
Prior to NMFC's IPO, for yield calculation purposes, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF") was treated as a fully levered asset of the Operating Company with NMF SLF's net asset value being included in the yield to maturity calculations. Since NMF SLF is consolidated in accordance with GAAP, at the time of the IPO, the Operating Company began using the weighted average Yield to Maturity concept instead of the "Adjusted Yield to Maturity" concept for yield calculation purposes.

(5)
"Adjusted Yield to Maturity" assumes that the investments in the Operating Company's portfolio are purchased at fair value on the respective period ends and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage, except for the non-recourse debt of NMF SLF. NMF SLF is treated as a fully levered asset of the Operating Company, with NMF SLF's net asset value being included for yield calculation purposes.

  (in thousands except shares and per share data)

New Mountain Finance Corporation Statement of Operations Data:	Year ended December 31, 2012	Period from May 19, 2011 (commencement of operations) to December 31, 2011
Total investment income allocated from the Operating Company	$37,511	$13,669
Net expenses allocated from the Operating Company	17,719	5,324
Net investment income allocated from the Operating Company	19,792	8,345
Net realized and unrealized gains (losses) allocated from the Operating Company	12,087	(4,235)
Net change in unrealized (depreciation) appreciation of investment in the Operating Company	(95)	6,221
Net increase (decrease) in net assets resulting from operations	31,784	10,331
Per share data:
Net asset value	$14.06	$13.60
Net increase (decrease) in net assets resulting from operations (basic)	2.14	0.97
Net increase (decrease) in net assets resulting from operations (diluted)	2.18	0.38
Dividends declared(1)	1.71	0.86
Balance sheet data:
Total assets	$345,331	$145,487
Total net assets	341,926	145,487
Other data:
Total return at market value(2)	24.84%	4.16%
Total return at net asset value(3)	16.61%	2.82%
Weighted average shares outstanding for the period	14,860,838	10,697,691

(1)
Dividends declared in the year ended December 31, 2012 include a $0.23 per share special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per share special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(2)
For the year ended December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the year and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last business day of the respective periods. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC's dividend reinvestment plan.

(3)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

  (in thousands)

New Mountain Finance AIV Holdings Corporation Statement of Operations Data:	Year ended December 31, 2012	Period from May 19, 2011 (commencement of operations) to December 31, 2011
Total investment income allocated from the Operating Company	$48,276	$25,838
Net expenses allocated from the Operating Company	22,850	10,063
Net investment income allocated from the Operating Company	25,426	15,775
Net realized and unrealized gains (losses) allocated from the Operating Company	16,692	(8,005)
Net change in unrealized appreciation (depreciation) of investment in the Operating Company	1,997	(6,212)
Net increase (decrease) in net assets resulting from operations	44,115	1,558
Balance sheet data:
Total assets	$235,799	$275,015
Total net assets	228,013	275,015
Other data:
Total return at net asset value(1)	18.04%	(5.44)%
Weighted average shares outstanding at year end	100	100
Dividends declared(2)	$32,660	$17,391

(1)
For the year ended December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale of net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last business day of the respective quarter.

(2)
Dividends declared in the year ended December 31, 2012 include a $4.6 million special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $2.3 million special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability. Actual cash payments on the dividends declared to AIV Holdings, only, for the quarters ended March 31, 2012, June 30, 2012 and December 31, 2012, were made on April 4, 2012, July 9, 2012 and January 7, 2013 respectively. This amount does not include the distribution to Guardian AIV of $58.2 million in connection with proceeds from the September 28, 2012 underwritten secondary public offering.

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

Forward-Looking Statements

        The information contained in this section should be read in conjunction with the financial data and financial statements and combined notes thereto appearing in Item 8.—Financial Statements and Supplementary Data, contained in this annual report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of New Mountain Finance Holdings, L.L.C. (the "Operating Company" or the "Master Fund"), New Mountain Finance Corporation ("NMFC") or New Mountain Finance AIV Holdings Corporation ("AIV Holdings"). The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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

Overview

        The Operating Company is a Delaware limited liability company. The Operating Company is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, the Operating Company is obligated to comply with certain regulatory requirements. The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

        NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code").

        AIV Holdings is a Delaware corporation that was originally incorporated on March 11, 2011. Guardian AIV, a Delaware limited partnership, is AIV Holdings' sole stockholder. AIV Holdings is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, AIV Holdings is obligated to comply with certain regulatory requirements. AIV Holdings has elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under the Code.

        On May 19, 2011, NMFC priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC's IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of the Operating Company (the number of units are equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating

Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at anytime.

        Since NMFC's IPO, and through December 31, 2012, NMFC raised approximately $133.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $56.3 million to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings.

        The current structure was designed to generally prevent NMFC and its stockholders from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings and its stockholders. The result is that any distributions made to NMFC's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

        The diagram below depicts our organizational structure as of December 31, 2012.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

        The Operating Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Operating Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.

        As of December 31, 2012, the Operating Company's net asset value was $569.9 million and its portfolio had a fair value of approximately $989.8 million in 63 portfolio companies, with a weighted average Yield to Maturity of approximately 10.1%. This Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on December 31, 2012 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate ("LIBOR") contracts by the individual companies in the Operating Company's portfolio or other factors.

Recent Developments

        On March 6, 2013, the Operating Company's board of directors, and subsequently NMFC's board of directors, declared a first quarter 2013 distribution of $0.34 per unit/share payable on March 28, 2013 to holders of record as of March 15, 2013. Subsequently, AIV Holdings' board of directors declared a dividend payable on March 28, 2013 to holders of record as of March 15, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

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

Basis of Accounting

        The Operating Company consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF"). NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

Valuation and Leveling of Portfolio Investments

        At all times consistent with GAAP and the 1940 Act, the Operating Company conducts a valuation of assets, which impacts its net asset value, and, consequently, the net asset values of NMFC and AIV Holdings.

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

  a.
  Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

    b.
    For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following:

    i.
    Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

    ii.
    Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

  c.
  If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Operating Company's board of directors; and

  d.
  When deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

        The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of certain investments may fluctuate from period to period and the fluctuations could be material.

        GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

  Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Operating Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"), the Operating Company, to the extent that we hold such investments, does not adjust the quoted price for these investments, even in situations where the Operating Company holds a large position and a sale could reasonably impact the quoted price.

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

        The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2012:

  (in thousands)

	Total	Level I	Level II	Level III
First lien	$493,502	$—	$450,617	$42,885
Second lien	441,073	—	397,818	43,255
Subordinated	45,148	—	22,257	22,891
Equity and other	10,097	—	—	10,097

Total investments	$989,820	$—	$870,692	$119,128

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC's and AIV Holdings' investments in the Operating Company are carried at fair value and represent the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

        The Operating Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

        Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Operating Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Operating Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Operating Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Operating Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

        Market Based Approach:    The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of December 31, 2012, the Operating Company used a relevant EBITDA range of 4.00x to 12.90x for first lien debt investments, 4.50x to 8.00x for second lien debt investments and 5.50x and 8.50x for subordinated debt investments to determine the enterprise value of seven of its portfolio companies. The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

        Income Based Approach:    The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of December 31, 2012, the Operating Company used a discount range of 6.0% to 18.0% for first lien debt investments, 11.3% to 12.5% for second lien debt investments and 12.8% to 22.3% for subordinated debt investments to value seven of its portfolio companies.

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

        Other income:    Other income represents delayed compensation, consent or amendment fees, revolver fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Operating Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Operating Company for providing such commitments.

        NMFC's and AIV Holdings' revenue recognition policies are as follows:

        Revenue, expenses, and capital gains (losses):    At each quarterly valuation date, the Operating Company's investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC's and AIV Holdings' Statements of Operations. Realized gains and losses are recorded upon sales of NMFC's and AIV Holdings' investments in the Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment in the Operating Company. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC's IPO price of $13.75 per unit and the actual net asset value per unit.

        All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO and subsequent offerings. NMFC and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

        With respect to the expenses incident to any registration of shares of NMFC's common stock issued in exchange for AIV Holdings' units of the Operating Company, AIV Holdings is directly responsible for the expenses of any demand registration (including underwriters' discounts or commissions) and their pro-rata share of any "piggyback" registration expenses.

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

        As of December 31, 2012, all investments in the Operating Company's portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio company names; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of December 31, 2012, the Operating Company's first lien positions in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company's underperformance. As of December 31, 2012, the Operating Company's original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of December 31, 2012, this first lien debt investment had a cost basis of $4.3 million, a fair value of zero and total unearned interest income of $0.7 million for the year then ended. Additionally, the Operating Company's two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1.6 million and a combined fair value of $0.8 million as of December 31, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned interest income of $0.3 million for the year ended December 31, 2012. As of December 31, 2012, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of $5.9 million and an aggregate fair value of $0.8 million, putting the entire ATI Acquisition Company's positions on non-accrual status.

Portfolio and Investment Activity

        The fair value of the Operating Company's investments was approximately $989.8 million in 63 portfolio companies at December 31, 2012, $703.5 million in 55 portfolio companies at December 31, 2011 and $441.1 million in 43 portfolio companies at December 31, 2010.

        The following table shows the Operating Company's portfolio and investment activity for the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Years ended December 31,
(in millions)	2012	2011	2010
New investments in 45, 37 and 34 portfolio companies, respectively	$673.2	$493.3	$332.7
Debt repayments in existing portfolio companies	299.2	146.4	40.3
Sales of securities in 22, 17 and 16 portfolio companies, respectively	124.7	85.6	217.9
Change in unrealized appreciation on 48, 17 and 36 portfolio companies, respectively	27.0	6.1	13.0
Change in unrealized depreciation on 30, 48 and 18 portfolio companies, respectively	(17.1)	(29.2)	(53.0)

        At December 31, 2012 and December 31, 2011, the Operating Company's weighted average Yield to Maturity was approximately 10.1% and 10.7%, respectively.

Recent Accounting Standards Updates

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides clarification about how to measure fair value and improves comparability of fair value measurements presented and disclosed in accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders' equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity's net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Companies' financial statements. Additional disclosure was added where applicable.

Results of Operations

        Since NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, NMFC's and AIV Holdings' results of operations are based on the Operating Company's results of operations.

        Under GAAP, NMFC's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investment as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective "Adjusted Net Investment Income" (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 8.—Financial Statements and Supplementary Data—Note 5, Agreements for additional details.

        The following table for the Operating Company for the year ended December 31, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year ended December 31, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted year ended December 31, 2012
Investment income
Interest income	$83,646	$(3,476)	$—	$80,170
Dividend income	812	—	—	812
Other income	1,328	—	—	1,328

Total investment income	85,786	(3,476)	—	82,310

Total expenses pre-incentive fee	24,625	—	—	24,625

Pre-Incentive Fee Net Investment Income	61,161	(3,476)	—	57,685

Incentive fee	15,944	—	(4,407)	11,537

Post-Incentive Fee Net Investment Income	45,217	(3,476)	4,407	46,148

Net realized gains (losses) on investments	18,851	(6,958)	—	11,893
Net change in unrealized appreciation of investments	9,928	10,434	—	20,362
Capital gains incentive fees	—	—	(4,407)	(4,407)

Net increase in capital resulting from operations	$73,996			$73,996

(1)
For the year ended December 31, 2012, the Operating Company incurred total incentive fees of $15.9 million, of which $4.4 million related to capital gains incentive fees on a hypothetical liquidation basis.

        For the year ended December 31, 2012, the Operating Company had a $3.5 million adjustment to interest income for amortization, a decrease of $6.9 million to net realized gains and an increase of $10.4 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2012, total adjusted interest income of $80.2 million consisted of approximately $71.9 million in cash interest from investments, approximately $2.2 million in payment-in-kind interest from investments, approximately $3.6 million in prepayment fees and net amortization of purchase premiums and discounts and origination fees of approximately $2.5 million. The Operating Company's Adjusted Net Investment Income was $46.1 million for the year ended December 31, 2012.

        In accordance with GAAP, for the year ended December 31, 2012, the Operating Company accrued $4.4 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

        The following table for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect the step-up to fair market value.

(in thousands)	Period from May 19, 2011 to December 31, 2011	Adjustments	Adjusted Period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836	$(2,019)	$36,817
Other income	670	—	670

Total investment income	39,506	(2,019)	37,487

Total expenses pre-incentive fee	11,863	—	11,863

Pre-Incentive Fee Net Investment Income	27,643	(2,019)	25,624

Incentive fee(1)	3,522	—	3,522

Post-Incentive Fee Net Investment Income	24,121	(2,019)	22,102

Net realized gains (losses) on investments	3,298	(2,422)	876
Net change in unrealized (depreciation) appreciation of investments	(15,538)	4,441	(11,097)

Net increase in capital resulting from operations	$11,881		$11,881

(1)
For the year ended December 31, 2011, the Operating Company had no incentive fees related to capital gains incentive fees on a hypothetical liquidation basis.

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

Results of Operations for the Operating Company for the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010

Revenue

	Years ended December 31,
(in thousands)	2012	2011	2010
Interest income	$83,646	$55,809	$40,485
Dividend income	812	—	—
Other income	1,328	714	890

Total investment income	$85,786	$56,523	$41,375

        The Operating Company's total investment income increased by $29.3 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The 51.8% increase in investment income from the year ended 2011 to the year ended 2012 was primarily attributable to larger invested balances, mainly driven by the proceeds from the July 2012 and December 2012 equity offerings, and the Operating Company's use of leverage from its revolving credit facilities to originate new investments. In the year ended December 31, 2012, the Operating Company's other income increased due to commitment fees received from three bridge facilities and fees received associated with amendments of 14 different portfolio companies. Additionally, during the year ended December 31, 2012, the Operating Company received distributions from two portfolio companies, which was recorded as dividend income.

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

Operating Expenses

	Years ended December 31,
(in thousands)	2012	2011	2010
Incentive fee	$15,944	$3,522	$—
Management fee	11,109	4,938	71
Interest and other credit facility expenses	10,085	7,086	2,948
Professional fees	1,021	722	327
Other expenses	2,410	1,730	565

Total operating expenses	$40,569	$17,998	$3,911

(1)
For the year ended December 31, 2012, the total incentive fees incurred of $15.9 million included $4.4 million related to capital gains incentive fees on a hypothetical liquidation basis.

        The Operating Company's total operating expenses increased by $22.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The Operating Company's management fees and incentive fees increased by $6.2 million and $12.4 million, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in management and incentive fees from the year ended December 31, 2011 to the year ended December 31, 2012 was attributable to larger invested balances, driven by the proceeds from the July 2012 and December 2012 equity offerings, and the Operating Company's use of leverage from its revolving credit facilities to originate new investments. As a result of the net increase in Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation), a capital gains incentive fees accrual of $4.4 million was booked for the year ended December 31, 2012. No capital gains incentive fees were booked for the year ended December 31, 2011. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. As such, management and incentive fees were calculated in accordance with this agreement for a full year in 2012 as compared to a partial year in 2011. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees.

        Interest and other credit facility expenses increased by $3.0 million during the year ended December 31, 2012, primarily due to the increase of average debt outstanding from $61.6 million to $133.6 million for the Holdings Credit Facility and from $133.8 million to $181.4 million for the SLF Credit Facility for the year ended December 31, 2011 compared to December 31, 2012. For the years ended December 31, 2012 and December 31, 2011, the Operating Company incurred $2.5 million and $2.2 million in other expenses that were above the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

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

        Historical operating expenses do not reflect the allocation of certain professional fees, administrative and other expenses that have been incurred following the completion of the IPO. Accordingly, the Operating Company's historical operating expenses are not comparable to its operating expenses after the completion of the IPO on May 19, 2011.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Years ended December 31,
(in thousands)	2012	2011	2010
Net realized gains on investments	$18,851	$16,252	$66,287
Net change in unrealized appreciation (depreciation) of investments	9,928	(23,100)	(39,959)

Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$28,779	$(6,848)	$26,328

        The Operating Company's net realized and unrealized gains or losses resulted in a net gain of $28.8 million for the year ended December 31, 2012 compared to a net loss of $6.8 million for the same period in 2011, and a net gain of $26.3 million for the same period in 2010. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The total net gain for the year ended December 31, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company's portfolio, directly impacting the prices of the Operating Company's portfolio. The appreciation of the Operating Company's portfolio and the sale or repayment of investments with fair values in excess of December 31, 2011 valuations, resulted in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The total net loss for the year ended December 31, 2011 was primarily related to the overall market decline, directly impacting the prices of the Operating Company's portfolio. The total net gain for the year ended December 31, 2010 was primarily driven by the continued appreciation of the Operating Company's portfolio and the sale of investments with fair values in excess of December 31, 2009 valuations, resulting in realized gains being greater than the reversal of the cumulative unrealized gains for those investments.

Liquidity and Capital Resources

        The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company's repayment of indebtedness, the Operating Company's investments in portfolio companies, cash distributions to the Operating Company's unit holders or for other general corporate purposes.

        Guardian AIV and New Mountain Guardian Partners, L.P. contributed a portfolio to the Operating Company in connection with the IPO of NMFC, receiving 20,221,938 units of the Operating Company and 1,252,964 shares of NMFC, respectively. On May 19, 2011, NMFC priced its initial offering of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement. NMFC used the gross proceeds from the IPO and Concurrent Private Placement to acquire units in the Operating Company.

        On July 10, 2012, NMFC's shelf registration statement became effective. On July 17, 2012, NMFC completed a public offering of 5,250,000 shares of its common stock at a public offering price of $14.35 per share. In connection with this offering, the underwriters purchased an additional 676,802 shares with the exercise of the overallotment option to purchase up to an additional 787,500 shares of common stock.

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

        On December 7, 2012, NMFC completed a public offering of 3,250,000 shares of its common stock at a public offering price of $14.80 per share. In connection with the offering, the underwriters purchased an additional 320,063 shares with the exercise of the overallotment option to purchase up to an additional 487,500 shares of common stock.

        The Operating Company's liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC.

        At December 31, 2012, December 31, 2011 and December 31, 2010, the Operating Company had cash and cash equivalents of approximately $12.8 million, $15.3 million and $10.7 million, respectively. Cash (used in) provided by operating activities for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was approximately $(212.6) million, $(316.3) million and $29.1 million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

        Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the "Holdings Credit Facility") among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $210.0 million, as amended on December 18, 2012. As of December 31, 2012, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company's Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies.

        The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Years ended December 31,
(in millions)	2012	2011	2010
Interest expense	$4.2	$2.0	$2.2
Non-usage fee	$0.3	$0.6	$0.3
Weighted average interest rate	3.1%	3.2%	3.3%
Average debt outstanding	$133.6	$61.6	$68.3

        The outstanding balance of Holdings Credit Facility as of December 31, 2012, December 31, 2011 and December 31, 2010 was $206.9 million, $129.0 million and $59.7 million, respectively. As of December 31, 2012, December 31, 2011 and December 31, 2010, the Operating Company is not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

        SLF Credit Facility—The Operating Company's senior loan fund's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215.0 million, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

        As of December 31, 2012, the SLF Credit Facility permitted borrowings of up to 70.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association. Due to a fifth amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

        The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the years ended December 31, 2012, December 31, 2011 and the period from October 7, 2010 (commencement of NMF SLF operations) to December 31, 2010:

	Years ended December 31,
				From October 7, 2010 (commencement of NMF SLF operations) to December 31, 2010
(in millions)	2012		2011
Interest expense	$4.2		$3.4	$0.1
Non-usage fee	$0.0	(1)	$0.1	$0.1
Weighted average interest rate	2.3%		2.5%	2.5%
Average debt outstanding	$181.4		$133.8	$27.7

(1)
For the year ended December 31, 2012, the total non-usage fee was less than $0.1 million.

        The outstanding balance as of December 31, 2012, December 31, 2011 and December 31, 2010 was $214.3 million, $165.9 million and $56.9 million, respectively. As of December 31, 2012, December 31, 2011 and December 31, 2010, NMF SLF is not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

        The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2012 and December 31, 2011, the Operating Company had outstanding commitments to third parties to fund investments totaling $10.5 million and $27.0 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

        The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2012 and December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments. As of December 31, 2011, the Operating Company entered into bridge financing commitments in an aggregate par amount of $35.0 million. There were no such bridge financing commitments outstanding as of December 31, 2012.

Borrowings

        The Operating Company had borrowings of $206.9 million and $129.0 million outstanding as of December 31, 2012 and December 31, 2011, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $214.3 million and $165.9 million outstanding as of December 31, 2012 and December 31, 2011, respectively, under the SLF Credit Facility.

Contractual Obligations

        A summary of the Operating Company's significant contractual payment obligations as of December 31, 2012 is as follows:

		Contractual Obligations Payments Due by Period (in thousands)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$206,938	$—	$—	$206,938	$—
SLF Credit Facility(2)	214,262	—	—	214,262	—

Total Contractual Obligations	$421,200	$—	$—	$421,200	$—

(1)
Under the terms of the $210.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($206.9 million as of December 31, 2012) were required to be repaid on or before October 27, 2016. As of December 31, 2012, there was approximately $3.1 million of possible capacity remaining under the Holdings Credit Facility.

(2)
Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($214.3 million as of December 31, 2012) must be repaid on or before October 27, 2016. As of December 31, 2012, there was approximately $0.7 million of possible capacity remaining under the SLF Credit Facility.

        The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $10.5 million of undrawn funding commitments as of December 31, 2012 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company's portfolio companies. As of December 31, 2012, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

        Dividends declared to stockholders / unit holders of the Companies for the year ended December 31, 2012 totaled $59.4 million, of which $3.4 million remained as an outstanding payable to NMFC and its stockholders as of December 31, 2012 and $7.8 million remained as an outstanding payable to AIV Holdings and its stockholders as of December 31, 2012. Separately, AIV Holdings declared and distributed additional dividends of $58.2 million to its sole stockholder, Guardian AIV, in connection with proceeds from the September 28, 2012 underwritten secondary public offering.

        The following table summarizes our quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently NMFC's board of directors, since NMFC's IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/ Unit Amount
December 31, 2012
Fourth Quarter(1)	December 27, 2012	December 31, 2012	January 31, 2013	$0.14
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter(2)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$2.57

(1)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(2)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

        The following table summarizes our quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company's board of directors, and subsequently AIV Holdings' board of directors, since NMFC's IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions)
December 31, 2012
Fourth Quarter(1)(2)	December 27, 2012	December 31, 2012	January 31, 2013	$2.3
Fourth Quarter(1)	November 6, 2012	December 14, 2012	December 28, 2012(3)	5.5
Third Quarter(4)	August 8, 2012	September 14, 2012	September 28, 2012	6.9	(5)
Second Quarter(4)	May 8, 2012	June 15, 2012	June 29, 2012(7)	6.9
Second Quarter(4)(6)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter(4)	March 7, 2012	March 15, 2012	March 30, 2012(8)	6.5
December 31, 2011(4)
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$50.1

(1)
As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(2)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(3)
Actual cash payment was made on January 7, 2013.

(4)
As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(5)
This amount does not include the distribution to Guardian AIV of $58.2 million in connection with proceeds from the September 28, 2012 underwritten secondary public offering.

(6)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

(7)
Actual cash payment was made on July 9, 2012.

(8)
Actual cash payment was made on April 4, 2012.

        Tax characteristics of all dividends paid by NMFC and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

        Since NMFC and AIV Holdings are holding companies, all distributions on their common stock will be paid from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. Under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV out of assets legally available for distribution each quarter. NMFC intends to distribute approximately its entire portion of the Operating Company's Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of the Operating Company's taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

        NMFC maintains an "opt out" dividend reinvestment plan for its common stockholders. As a result, if the Operating Company declares a dividend, then NMFC stockholders' cash dividends will be automatically reinvested in additional shares of NMFC's common stock, unless they specifically "opt out" of the dividend reinvestment plan so as to receive cash dividends. Cash dividends reinvested in additional shares of NMFC's common stock will be automatically reinvested by NMFC in the Operating Company in exchange for additional units of the Operating Company. See Item 8—Financial Statements and Supplementary Data—Note 2, Summary of Significant Accounting Policies for additional details regarding NMFC's dividend reinvestment plan.

        AIV Holdings does not intend to reinvest any distributions received in additional units of the Operating Company.

Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

  •
  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2012, NMFC and AIV Holdings own approximately 60.0% and 40.0%, respectively, of the units of the Operating Company.

  •
  The Operating Company has entered into an Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

  •
  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company's chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expense, trading expenses and management and incentive fees) has been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014.

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

        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser's allocation procedures.

        Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2012, certain of the loans held in the Operating Company's portfolio had floating interest rates. Interest rates on the loans held within the Operating Company's portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company's senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

        The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company's portfolio of investments held on December 31, 2012. Interest expense is calculated based on the terms of the Operating Company's two outstanding revolving credit facilities. For the Operating Company's floating rate credit facilities, the Operating Company uses the outstanding balance as of December 31, 2012. Interest expense on the Operating Company's floating rate credit facilities are calculated using the interest rate as of December 31, 2012, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company's portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2012. These hypothetical calculations are based on a model of the investments in the Operating Company's portfolio, held as of December 31, 2012, and are only adjusted for assumed changes in the underlying base interest rates.

        Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	1.13%
Base Interest Rate	—%
+100 Basis Points	(3.91)%
+200 Basis Points	0.63%
+300 Basis Points	6.72%

        The Operating Company was not exposed to any foreign currency exchange risks as of December 31, 2012.

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	91
New Mountain Finance Holdings, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2012 and December 31, 2011	92
Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	93
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	94
Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	95
Consolidated Schedule of Investments as of December 31, 2012	96
Consolidated Schedule of Investments as of December 31, 2011	101
New Mountain Finance Corporation
Statement of Assets and Liabilities as of December 31, 2012 and December 31, 2011	106
Statements of Operations for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	107
Statement of Changes in Net Assets for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	108
Statement of Cash Flows for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	109
New Mountain Finance AIV Holdings Corporation
Statement of Assets and Liabilities as of December 31, 2012 and December 31, 2011	110
Statements of Operations for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	111
Statement of Changes in Net Assets for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	112
Statement of Cash Flows for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	113
Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	114

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Investors of
New Mountain Finance Holdings, L.L.C.,
New Mountain Finance Corporation and
New Mountain Finance AIV Holdings Corporation
New York, New York

        We have audited the accompanying consolidated statement of assets, liabilities and members' capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedule of investments as of December 31, 2012 and 2011, and the related consolidated statements of operations, consolidated statements of changes in members' capital, and cash flows for the three years in the period ended December 31, 2012 and the financial highlights for the period from October 29, 2008 (commencement of operations) to December 31, 2008 and each of the four years in the period ended December 31, 2012. Also, we have audited the statements of assets and liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011 and for the year ended December 31, 2012. These financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2012 and 2011, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of New Mountain Finance Holdings, L.L.C. as of December 31, 2012 and 2011, and the consolidated results of its operations, its consolidated changes in members' capital, and its consolidated cash flows for each of the three years in the period ended December 31, 2012 and the financial highlights for the period from October 29, 2008 (commencement of operations) to December 31, 2008 and each of the four years in the period ended December 31,2012; and the financial positions of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012 and 2011 and the results of their operations, changes in their net assets, their cash flows, and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011 and for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Mountain Finance Corporation's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on New Mountain Finance Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 6, 2013

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members' Capital

	December 31, 2012	December 31, 2011
Assets
Investments at fair value (cost of $976,243,063 and $699,864,784, respectively)	$989,819,613	$703,513,560
Cash and cash equivalents	12,752,075	15,318,811
Receivable from unsettled securities sold	9,962,209	—
Interest and dividend receivable	6,340,146	7,307,092
Deferred credit facility costs (net of accumulated amortization of $2,015,763 and $855,955, respectively)	5,490,266	3,713,739
Receivable from affiliate	533,407	369,017
Other assets	665,872	356,486

Total assets	$1,025,563,588	$730,578,705

Liabilities
SLF Credit Facility	214,262,314	165,928,000
Holdings Credit Facility	206,938,049	129,037,813
Dividends payable	11,192,205	—
Payable for unsettled securities purchased	9,700,000	7,604,931
Incentive fee payable	7,796,928	2,317,328
Management fee payable	3,221,547	2,200,354
Interest payable	712,093	1,747,095
Other liabilities	1,801,889	1,241,366

Total liabilities	455,625,025	310,076,887
Members' Capital	569,938,563	420,501,818

Total liabilities and members' capital	$1,025,563,588	$730,578,705

Outstanding common membership units	40,548,189	30,919,629
Capital per unit	$14.06	$13.60

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011	2010
Investment income
Interest income	$83,645,911	$55,809,453	$40,485,158
Dividend income	811,800	—	—
Other income	1,328,300	713,991	889,619

Total investment income	85,786,011	56,523,444	41,374,777

Expenses
Incentive fee	15,943,910	3,522,330	—
Management fee	11,109,053	4,938,004	70,999
Interest and other credit facility expenses	10,084,639	7,086,019	2,948,460
Administrative expenses (net of reimbursable expenses of $1,389,953, $870,032 and $0, respectively)	1,036,020	744,959	401,133
Professional fees (net of reimbursable expenses of $1,069,904, $1,315,733 and $0, respectively)	1,021,194	721,578	327,331
Other general and administrative expenses	1,373,715	985,283	162,593

Total expenses	40,568,531	17,998,173	3,910,516

Net investment income	45,217,480	38,525,271	37,464,261
Net realized gains on investments	18,851,239	16,252,062	66,287,267
Net change in unrealized appreciation (depreciation) of investments	9,927,774	(23,100,241)	(39,959,267)

Net increase in capital resulting from operations	$73,996,493	$31,677,092	$63,792,261

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members' Capital

	Year ended December 31,
	2012	2011	2010
Increase (decrease) in members' capital resulting from operations:
Net investment income	$45,217,480	$38,525,271	$37,464,261
Net realized gains on investments	18,851,239	16,252,062	66,287,267
Net change in unrealized appreciation (depreciation) of investments	9,927,774	(23,100,241)	(39,959,267)

Net increase in members' capital resulting from operations	73,996,493	31,677,092	63,792,261
Distributions	—	(10,249,155)	(115,940,206)
Contributions	133,428,296	195,294,674	54,634,523
Dividends declared	(59,378,278)	(26,590,881)	—
Offering costs	(564,736)	—	—
Reinvestment of dividends	1,954,970	(11,557,173)	—

Net increase in members' capital	149,436,745	178,574,557	2,486,578
Members' capital at the beginning of the period	420,501,818	241,927,261	239,440,683

Members' capital at the end of the period	$569,938,563	$420,501,818	$241,927,261

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net increase in members' capital resulting from operations	$73,996,493	$31,677,092	$63,792,261
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(18,851,239)	(16,252,062)	(66,287,267)
Net change in unrealized (appreciation) depreciation of investments	(9,927,774)	23,100,241	39,959,267
Amortization of purchase discount	(5,995,901)	(5,861,691)	(16,326,857)
Amortization of deferred credit facility costs	1,159,808	786,046	69,909
Non-cash interest income	(2,187,027)	(1,538,462)	(3,374,086)
(Increase) decrease in operating assets:
Purchase of investments	(673,354,807)	(494,693,776)	(332,708,278)
Proceeds from sales and paydowns of investments	423,874,005	231,962,469	260,039,529
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	136,691	1,363,154	—
Cash paid for sale of undrawn portion of revolving credit or delayed draw facilities	—	—	(1,837,500)
Cash paid for drawn revolver	(12,705,000)	(535,593)	—
Cash repayments on drawn revolvers	12,705,000	—	—
Receivable from unsettled securities sold	(9,962,209)	—	5,124,622
Interest and dividend receivable	966,946	(4,299,305)	(2,209,025)
Receivable from affiliate	(164,390)	(369,017)	—
Other assets	(50,113)	(350,644)	(4,435)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	2,095,069	(86,857,569)	82,230,235
Incentive fee payable	5,479,600	2,317,328	—
Management fee payable	1,021,193	2,200,354	—
Interest payable	(1,035,002)	933,903	340,503
Payable to affiliate	—	(394,279)	(190,500)
Other liabilities	150,867	533,795	432,931

Net cash flows (used in) provided by operating activities	(212,647,790)	(316,278,016)	29,051,309

Cash flows from financing activities
Contributions	133,428,296	195,294,674	54,634,523
Distributions	—	(10,249,155)	(115,940,206)
Dividends paid	(46,231,103)	(26,590,881)	—
Offering costs paid	(267,917)	(11,557,173)	—
Proceeds from Holdings Credit Facility	523,099,161	336,508,450	44,850,495
Repayment of Holdings Credit Facility	(445,198,925)	(267,167,575)	(62,898,232)
Proceeds from SLF Credit Facility	112,993,365	172,060,007	56,936,000
Repayment of SLF Credit Facility	(64,659,051)	(63,068,007)	—
Deferred credit facility costs paid	(3,082,772)	(4,377,595)	—

Net cash flows provided by (used in) financing activities	210,081,054	320,852,745	(22,417,420)

Net (decrease) increase in cash and cash equivalents	(2,566,736)	4,574,729	6,633,889
Cash and cash equivalents at the beginning of the period	15,318,811	10,744,082	4,110,193

Cash and cash equivalents at the end of the period	$12,752,075	$15,318,811	$10,744,082

Supplemental disclosure of cash flow information
Interest paid	$9,432,696	$4,358,103	$2,130,839
Non-cash financing activities:
Dividends declared and payable	$11,192,205	$—	$—
Value of members' capital issued in connection with dividend reinvestment plan	1,954,970	—	—
Accrual for offering costs	556,092	—	3,528,110
Accrual for deferred credit facility costs	45,663	192,099	1,950,029

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2012

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,664,000	$6,396,040	$6,630,680	1.16%

Total Funded Debt Investments—Bermuda				$6,664,000	$6,396,040	$6,630,680	1.16%

Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien(3)	6.50% (Base Rate + 5.25%)	7/30/2019	$2,992,500	$2,970,860	$2,999,233
	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	30,000,000	29,420,055	30,487,500

				32,992,500	32,390,915	33,486,733	5.88%

Total Funded Debt Investments—Cayman Islands				$32,992,500	$32,390,915	$33,486,733	5.88%

Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,962,500	$14,543,380	$15,104,644	2.65%

Total Funded Debt Investments—United Kingdom				$14,962,500	$14,543,380	$15,104,644	2.65%

Funded Debt Investments—United States
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	7.50% (Base Rate + 6.00%)	5/17/2018	$11,700,000	$11,377,495	$11,743,875
	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150,000	28,604,019	28,567,000

				40,850,000	39,981,514	40,310,875	7.07%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,700,000	7,559,911	7,785,247
	Second lien(2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000,000	23,326,421	23,560,008

				31,700,000	30,886,332	31,345,255	5.50%

Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875,000	30,710,863	30,932,891	5.43%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.25%)	6/10/2019	30,000,000	29,402,494	30,318,750	5.32%
Unitek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	19,650,000	19,201,741	19,330,688
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	5,970,000	5,797,909	5,872,988
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	4,962,500	4,780,616	4,881,859

				30,582,500	29,780,266	30,085,535	5.28%

KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00%)	11/13/2017	20,000,000	19,607,744	19,900,000
	First lien(2)	7.25% (Base Rate + 6.00%)	11/13/2017	10,000,000	9,702,987	9,950,000

				30,000,000	29,310,731	29,850,000	5.24%

Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,776,379	4,717,845	4,704,733
	First lien(3)	7.25% (Base Rate + 4.00%)	4/21/2017	1,173,760	1,159,106	1,156,154
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,813,747	23,755,300

				30,200,139	29,690,698	29,616,187	5.20%

Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.47% (Base Rate + 3.25%)	8/1/2014	14,755,543	13,240,121	14,275,988
	Second lien(2)	6.72% (Base Rate + 6.50%)	2/1/2015	15,000,000	12,790,120	14,475,000

				29,755,543	26,030,241	28,750,988	5.05%

Transtar Holding Company
Distribution	Second lien(2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300,000	27,786,609	28,653,750	5.03%
Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	8,150,286	8,084,328	8,170,661
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,747,073	20,000,000

				28,150,286	27,831,401	28,170,661	4.94%

Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000,000	24,752,991	25,125,000	4.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
St. George's University Scholastic Services LLC
Education	First lien(2)	8.50% (Base Rate + 7.00%)	12/20/2017	$25,000,000	$24,501,319	$24,500,000	4.30%
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436,329	19,740,789	19,542,239
	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	4,315,000	4,225,409	4,126,219

				24,751,329	23,966,198	23,668,458	4.15%

Aderant North America, Inc.
Software	Second lien(2)	11.00% (Base Rate + 7.75%)	6/20/2019	22,500,000	22,162,978	23,062,500	4.05%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(2)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000,000	19,703,785	20,150,000	3.54%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,368,421	17,173,863	16,695,606
	Subordinated(2)	15.00% PIK*	6/30/2016	3,782,365	3,638,844	3,434,506

				21,150,786	20,812,707	20,130,112	3.53%

Six3 Systems, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 5.75%)	10/4/2019	20,000,000	19,805,458	20,025,000	3.51%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000,000	19,608,588	19,900,000	3.49%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	8.00% (Base Rate + 6.50%)	5/2/2018	19,950,000	19,201,799	19,850,250	3.48%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310,345	18,659,022	19,503,448	3.42%
Transplace Texas, L.P.
Logistics	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,585,791	19,500,000	3.42%
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(3)	7.25% (Base Rate + 6.00%)	11/29/2016	14,007,369	13,668,092	13,972,351
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	5,296,065	5,156,066	5,112,580

				19,303,434	18,824,158	19,084,931	3.35%

Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,859,299	19,597,841	18,767,038	3.29%
Ascensus, Inc.
Business Services	First lien(2)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500,000	8,330,000	8,330,000
	First lien(3)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500,000	8,330,122	8,330,000

				17,000,000	16,660,122	16,660,000	2.92%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/21/2017	15,757,542	15,643,633	15,599,967	2.74%
IG Investments Holdings, LLC
Business Services	Second lien(2)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000,000	14,851,861	14,925,000	2.62%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,850,000	14,600,033	14,850,000	2.61%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien(3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,625,000	14,353,255	14,670,528	2.57%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated(2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,637,082	14,351,316	14,344,340	2.52%
Sabre Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/29/2017	13,965,000	13,918,202	14,186,108	2.49%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000,000	13,825,050	14,105,000	2.48%
Triple Point Technology, Inc.
Software	First lien(3)	6.25% (Base Rate + 5.00%)	10/27/2017	12,967,500	12,548,898	13,021,536	2.28%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000,000	11,665,992	12,765,000	2.24%
Aspen Dental Management, Inc
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,870,000	12,651,541	12,210,413	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Van Wagner Communications, LLC
Media	First lien(2)	8.25% (Base Rate + 7.00%)	8/3/2018	$12,000,000	$11,772,402	$12,159,996	2.13%
Supervalu Inc.**
Retail	First lien(2)	8.00% (Base Rate + 6.75%)	8/30/2018	11,940,000	11,596,938	12,146,467	2.13%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,912,951	11,700,000	2.05%
Merrill Communications LLC
Business Services	First lien(2)	10.75% (Base Rate + 7.50%)	3/10/2013	11,421,788	11,421,042	11,279,016	1.98%
Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 5.00%)	12/14/2016	11,136,318	11,017,701	11,024,955	1.94%
Immucor, Inc.
Healthcare Services	First lien(3)	5.75% (Base Rate + 4.50%)	8/19/2018	4,937,687	4,772,007	5,005,581
	Subordinated(2)(7)	11.13%	8/15/2019	5,000,000	4,943,092	5,650,000

				9,937,687	9,715,099	10,655,581	1.87%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,702,456	14,550,421	10,291,719	1.81%
Permian Tank & Manufacturing, Inc.
Energy	First lien(3)	9.00% (Base Rate + 7.25%)	3/15/2017	10,072,072	9,852,254	10,072,072	1.77%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,923,849	10,050,000	1.76%
Merge Healthcare Inc.**
Healthcare Services	First lien(2)(7)	11.75%	5/1/2015	9,000,000	8,915,385	9,708,750	1.70%
TransFirst Holdings, Inc.
Business Services	Second lien(2)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000,000	9,700,000	9,700,000	1.70%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,478,750	8,398,140	8,510,545	1.49%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	8,000,000	7,842,169	8,040,000	1.41%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	7,000,000	7,000,000	7,717,500	1.35%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,833,750	6,809,372	6,799,581	1.19%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,125,000	7,046,359	6,661,875	1.17%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,319,766	6,131,223	6,093,311	1.07%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000,000	4,950,653	4,900,000	0.86%
Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,058,577	4,920,421	4,232,345	0.74%
Brickman Group Holdings, Inc.
Business Services	Subordinated(2)	9.13%	11/1/2018	3,650,000	3,341,796	3,841,625	0.68%
Ozburn-Hessey Holding Company LLC
Logistics	Second lien(2)	11.50% (Base Rate + 9.50%)	10/10/2016	4,000,000	3,946,984	3,680,000	0.65%
YP Holdings LLC(8)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien(2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	3,559,100	3,326,057	3,586,089	0.63%
Mach Gen, LLC
Power Generation	Second lien(2)	7.82% PIK (Base Rate + 7.50%)*	2/22/2015	3,675,587	3,474,314	2,395,743	0.42%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% +
		4.00% PIK)(5)*	12/30/2014	4,432,500	4,306,437	—
		17.25% (Base Rate + 10.00% +	6/30/2012—
	First lien(2)	4.00% PIK)(5)*	Past Due	1,665,103	1,516,666	649,390
		17.25% (Base Rate + 10.00% +	6/30/2012—
	First lien(2)	4.00% PIK)(5)*	Past Due	102,861	93,691	102,861

				6,200,464	5,916,794	752,251	0.13%

Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	647,619	640,332	649,643	0.11%

Total Funded Debt Investments—United States				$942,669,719	$921,786,343	$925,288,585	162.35%

Total Funded Debt Investments				$997,288,719	$975,116,678	$980,510,642	172.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	144,270	$65,123	$65,150
	Preferred shares(2)	—	—	32,830	14,819	14,826

					79,942	79,976	0.01%

Total Shares—Bermuda					$79,942	$79,976	0.01%

Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	$2,109	$2,109
	Preferred shares(2)	—	—	2,423	1,195,480	2,422,891

					1,197,589	2,425,000	0.43%

Total Shares—United States					$1,197,589	$2,425,000	0.43%

Total Shares					$1,277,531	$2,504,976	0.44%

Warrants—United States
YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants(2)	—	—	5	$466,248	$7,229,468	1.27%
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	292,851	191,750	0.03%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	360,129	155,905	155,906	0.03%
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	193,850	14,371	0.00%

Total Warrants—United States					$1,108,854	$7,591,495	1.33%

Total Funded Investments					$977,503,063	$990,607,113	173.81%

Unfunded Debt Investments—United States
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	$10,500,000	$(1,260,000)	$(787,500)	-0.14%

Total Unfunded Debt Investments				$10,500,000	$(1,260,000)	$(787,500)	-0.14%

Total Investments					$976,243,063	$989,819,613	173.67%

(1)
New Mountain Finance Holdings, L.L.C. (the "Operating Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(2)
The Holdings Credit Facility is collateralized by the indicated investments.

(3)
The SLF Credit Facility is collateralized by the indicated investments.

(4)
The Operating Company holds investments in two related entities of Stratus Technologies Bermuda Holdings, Ltd. ("Stratus Holdings"). The Operating Company directly holds ordinary and preferred equity in Stratus Holdings and has a credit investment in the joint issuers of Stratus Technologies Bermuda Ltd. ("Stratus Bermuda") and Stratus Technologies, Inc. ("Stratus U.S."), collectively, the "Stratus Notes". Stratus U.S. is a wholly-owned subsidiary of Stratus Bermuda, which in turn is a wholly-owned subsidiary of Stratus Holdings. Stratus Holdings is the parent guarantor of the credit investment of the Stratus Notes.

(5)
Investment is on non-accrual status.

(6)
The Operating Company holds investments in two related entities of PODS, Inc. The Operating Company directly holds warrants in Storapod Holding Company, Inc. ("Storapod") and has a credit investment in Storapod through Storapod WCF II Limited ("Storapod WCF II"). Storapod WCF II is a special purpose entity used to enter into a Shari'ah- compliant financing arrangement with Storapod. Additionally, the Operating Company has a credit investment in PODS Funding Corp. II ("PODS II"). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority- owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari'ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

(7)
Securities are registered under the Securities Act.

(8)
The Operating Company holds investments in two related entities of YP Holdings LLC. The Operating Company directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP Intermediate Holdings Corp. and YP Intermediate Holdings II LLC (together "YP Intermediate"), a subsidiary of YP Holdings LLC.

(9)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

*
All or a portion of interest contains payments-in-kind ("PIK").

**
Indicates assets that the Operating Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Operating Company's total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

December 31, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	49.86%
Second lien	44.56%
Subordinated	4.56%
Equity and other	1.02%

Total investments	100.00%

December 31, 2012
Industry Type	Percent of Total Investments at Fair Value
Software	24.92%
Education	15.17%
Healthcare Services	14.52%
Business Services	14.49%
Federal Services	9.64%
Consumer Services	4.21%
Media	3.44%
Distribution	2.89%
Healthcare Products	2.75%
Logistics	2.34%
Industrial Services	1.42%
Retail	1.23%
Healthcare Information Technology	1.04%
Energy	1.02%
Information Technology	0.68%
Power Generation	0.24%

Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2011

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)	12.00%	3/29/2015	$6,827,000	$6,490,139	$6,212,570	1.48%

Total Funded Debt Investments—Bermuda				$6,827,000	$6,490,139	$6,212,570	1.48%

Funded Debt Investments—United States
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	6.50% (Base Rate + 5.00%)	4/27/2017	$13,825,000	$13,703,238	$13,583,062
	Second lien(2)	9.50% (Base Rate + 8.00%)	10/27/2017	20,000,000	19,669,018	19,200,000

				33,825,000	33,372,256	32,783,062	7.80%

Decision Resources, LLC
Business Services	First lien(3)	7.00% (Base Rate + 5.50%)	12/28/2016	17,820,000	17,588,508	17,196,300
	Second lien(2)	9.50% (Base Rate + 8.00%)	5/7/2018	14,500,000	14,368,204	14,282,500

				32,320,000	31,956,712	31,478,800	7.48%

Lawson Software, Inc. (fka SoftBrands, Inc.)
Software	First lien(3)	6.75% (Base Rate + 5.25%)	7/5/2017	18,703,125	18,001,977	18,305,684
	Subordinated(2)	11.50%	7/15/2018	13,500,000	12,329,105	13,162,500

				32,203,125	30,331,082	31,468,184	7.47%

Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	9,500,000	9,409,890	9,357,500
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000,000	19,712,425	19,650,000

				29,500,000	29,122,315	29,007,500	6.89%

Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 5.00%)	4/21/2017	4,867,647	4,796,665	4,794,632
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250,000	23,764,101	23,755,300

				29,117,647	28,560,766	28,549,932	6.79%

Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.55% (Base Rate + 3.25%)	8/1/2014	15,467,673	12,941,252	14,462,274
	Second lien(2)	6.80% (Base Rate + 6.50%)	2/1/2015	15,000,000	11,950,542	13,950,000

				30,467,673	24,891,794	28,412,274	6.76%

Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	25,000,000	24,037,614	24,875,000	5.92%
Renaissance Learning, Inc.
Education	Second lien(2)	12.00% (Base Rate + 10.50%)	10/19/2018	20,000,000	19,016,871	20,100,000	4.78%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,368,421	17,115,609	16,695,606
	Subordinated(2)	15.00% PIK*	6/30/2016	3,273,004	3,089,870	2,971,990

				20,641,425	20,205,479	19,667,596	4.68%

Transplace Texas, L.P.
Logistics	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000,000	19,514,617	19,500,000	4.64%
U.S. Healthworks Holding Company, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.00%)	6/15/2017	20,000,000	19,719,547	19,500,000	4.64%
Unitek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/15/2018	19,850,000	19,312,984	19,440,594	4.62%
Ipreo Holdings LLC
Information Services	First lien(3)	8.00% (Base Rate + 6.50%)	8/5/2017	18,703,125	18,308,298	18,282,305	4.35%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(2)	10.00% (Base Rate + 8.00%)	12/31/2015	17,820,000	17,521,860	17,909,100	4.26%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.00% (Base Rate + 5.50%)	4/21/2017	16,915,000	16,764,489	16,872,713	4.01%
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	17,433,389	16,624,324	16,416,447	3.90%
OpenLink International, Inc.
Software	First lien(2)	7.75% (Base Rate + 6.25%)	10/30/2017	15,000,000	14,706,514	15,056,250	3.58%
Volume Services America, Inc. (Centerplate)
Consumer Services	First lien(2)	10.50% (Base Rate + 8.50%)	9/16/2016	14,850,000	14,512,417	14,924,250	3.55%
SonicWALL, Inc.
Software	First lien(3)	8.27% (Base Rate + 6.19%)	1/23/2016	4,822,985	4,831,869	4,847,099
	Second lien(2)	12.00% (Base Rate + 10.00%)	1/23/2017	10,000,000	9,746,209	9,950,000

				14,822,985	14,578,078	14,797,099	3.52%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(2)	8.50% (Base Rate + 7.00%)	11/29/2016	$11,561,538	$11,218,525	$11,214,692
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	3,728,642	3,600,214	3,599,461

				15,290,180	14,818,739	14,814,153	3.52%

Triple Point Technology, Inc.
Software	First lien(3)	8.00% (Base Rate + 6.50%)	10/27/2017	14,500,000	13,932,051	14,536,250	3.46%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,889,987	14,704,271	14,108,263	3.36%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	15,000,000	14,746,132	13,818,750	3.29%
LANDesk Group, Inc.
Software	First lien(3)	7.00% (Base Rate + 5.25%)	3/28/2016	14,062,500	13,828,336	13,798,828	3.28%
Pacific Architects and Engineers Incorporated
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/4/2017	14,100,000	13,848,322	13,677,000	3.25%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	12,337,594	12,173,547	12,329,883	2.93%
Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 4.99%)	12/14/2016	11,910,000	11,756,172	11,731,350	2.79%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000,000	11,893,985	11,640,000	2.77%
TravelCLICK, Inc. (fka TravelCLICK Acquisition Co.)
Information Services	First lien(3)	6.50% (Base Rate + 5.00%)	3/16/2016	11,401,313	11,208,577	11,344,306	2.70%
Merrill Communications LLC
Business Services	First lien(2)	7.50% (Base Rate + 5.50%)	12/24/2012	11,421,788	10,284,637	11,002,985	2.62%
Brickman Group Holdings, Inc.
Business Services	First lien(3)	7.25% (Base Rate + 5.50%)	10/14/2016	7,957,406	8,005,917	7,982,272
	Subordinated(2)	9.13%	11/1/2018	3,000,000	2,716,216	2,715,000

				10,957,406	10,722,133	10,697,272	2.54%

Immucor, Inc.
Healthcare Services	First lien(3)	7.25% (Base Rate + 5.75%)	8/19/2018	4,987,500	4,795,791	5,022,826
	Subordinated(2)(7)	11.13%	8/15/2019	5,000,000	4,937,575	5,200,000

				9,987,500	9,733,366	10,222,826	2.43%

CHG Companies, Inc.
Healthcare Services	Second lien(2)	11.25% (Base Rate + 9.50%)	4/7/2017	10,000,000	9,826,548	10,025,000	2.38%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000,000	9,912,104	9,725,000	2.31%
Merge Healthcare Inc.**
Healthcare Services	First lien(2)(7)	11.75%	5/1/2015	9,000,000	8,879,303	9,585,000	2.28%
Porex Corporation
Specialty Chemicals and Materials	First lien(3)	6.75% (Base Rate + 5.25%)	3/31/2015	9,573,968	9,449,821	9,430,359	2.24%
Sunquest Information Systems, Inc. (Misys Hospital Systems, Inc.)
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.50%)	6/16/2017	9,000,000	8,840,688	8,910,000	2.12%
Mach Gen, LLC
Power Generation	Second lien(2)	8.03% PIK (Base Rate + 7.50%)*	2/22/2015	12,063,894	9,966,951	8,609,943	2.05%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.24%)	2/18/2017	7,453,125	7,354,306	7,192,266	1.71%
Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	7,009,524	6,895,616	7,044,571	1.68%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,947,500	6,916,695	6,478,544	1.54%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	10.00% + 2.00% PIK*	11/1/2014	6,195,238	5,613,308	5,555,066	1.32%
Datatel, Inc.
Software	Second lien(2)	8.75% (Base Rate + 7.25%)	2/19/2018	5,000,000	4,977,238	5,150,000	1.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Ozburn-Hessey Holding Company LLC
Logistics	Second lien(2)	11.50% (Base Rate + 9.50%)	10/8/2016	$6,000,000	$5,892,802	$5,110,002	1.22%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien(2)	9.00% (Base Rate + 7.50%)	5/24/2019	5,000,000	4,976,820	4,950,000	1.18%
Pharmaceutical Product Development, Inc. (Jaguar Holdings, LLC)
Healthcare Services	First lien(3)	6.25% (Base Rate + 5.00%)	12/5/2018	4,894,921	4,864,327	4,888,802	1.16%
Fibertech Networks, LLC (fka Firefox Merger Sub, LLC)
Telecommunication	First lien(3)	6.75% (Base Rate + 5.00%)	11/30/2016	4,897,632	4,835,069	4,873,144	1.16%
LVI Services Inc.
Industrial Services	First lien(2)	9.25% (Base Rate + 7.50%)	3/31/2014	5,120,334	4,474,056	3,725,043	0.89%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,477,810	4,351,747	783,617
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	91,696	91,696	91,696
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)*	6/30/2012	1,484,370	1,484,370	1,484,370

				6,053,876	5,927,813	2,359,683	0.56%

Total Funded Debt Investments—United States				$720,537,649	$696,311,750	$696,375,395	165.60%

Total Funded Debt Investments				$727,364,649	$702,801,889	$702,587,965	167.08%

Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	144,270	$65,123	$29,881
	Preferred shares(2)	—	—	32,830	14,819	6,800

					79,942	36,681	0.01%

Total Shares—Bermuda					$79,942	$36,681	0.01%

Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	$2,109	$2,109
	Preferred shares(2)	—	—	2,423	2,422,891	2,422,891

					2,425,000	2,425,000	0.58%

Total Shares—United States					$2,425,000	$2,425,000	0.58%

Total Shares					$2,504,942	$2,461,681	0.59%

Warrants—United States
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	$292,851	$244,237	0.06%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	298,398	129,181	129,181	0.03%
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	193,850	14,372	0.00%

Total Warrants					$615,882	$387,790	0.09%

Total Funded Investments					$705,922,713	$705,437,436	167.76%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Unfunded Debt Investments—United States
Datatel, Inc.
Software	Subordinated—Bridge(2)(8)	—	12/13/2012	$20,000,000	$—	$—	0.00%
Physio-Control International, Inc.
Healthcare Products	First lien—Bridge(2)(8)	—	—	15,000,000	—	—	0.00%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)(8)—Undrawn	—	1/1/2012	39,947	—	—
	First lien(2)(8)—Undrawn	—	1/1/2012	865	—	—

				40,812	—	—	0.00%

PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(2)(8)—Undrawn	—	11/29/2016	3,438,462	(103,154)	(103,154)
Storapod Holding Company, Inc.	Subordinated(2)(8)—Undrawn	—	11/29/2017	771,358	—	—

				4,209,820	(103,154)	(103,154)	(0.03)%

RGIS Services, LLC
Business Services	First lien(2)(9)—Undrawn	—	4/30/2013	5,000,000	(2,850,000)	(293,850)	(0.07)%
Education Management LLC**
Education	First lien(2)(9)—Undrawn	—	6/1/2012	3,000,000	(1,215,000)	(330,000)	(0.08)%
Kronos Incorporated
Software	First lien(2)(9)—Undrawn	—	6/11/2013	4,198,500	(629,775)	(356,872)	(0.08)%
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	10,500,000	(1,260,000)	(840,000)	(0.20)%

Total Unfunded Debt Investments				$61,949,132	$(6,057,929)	$(1,923,876)	(0.46)%

Total Investments					$699,864,784	$703,513,560	167.30%

(1)
New Mountain Finance Holdings, L.L.C. (the "Operating Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.

(2)
The Holdings Credit Facility is collateralized by the indicated investments.

(3)
The SLF Credit Facility is collateralized by the indicated investments.

(4)
The Operating Company holds investments in two related entities of Stratus Technologies Bermuda Holdings, Ltd. ("Stratus Holdings"). The Operating Company directly holds ordinary and preferred equity in Stratus Holdings and has a credit investment in the joint issuers of Stratus Technologies Bermuda Ltd. ("Stratus Bermuda") and Stratus Technologies, Inc. ("Stratus U.S."), collectively, the "Stratus Notes". Stratus U.S. is a wholly-owned subsidiary of Stratus Bermuda, which in turn is a wholly-owned subsidiary of Stratus Holdings. Stratus Holdings is the parent guarantor of the credit investment of the Stratus Notes.

(5)
Investment is on non-accrual status.

(6)
New Mountain Finance Holdings, L.L.C. (the "Operating Company") holds investments in two related entities of PODS, Inc. The Operating Company directly holds warrants in Storapod Holding Company, Inc. ("Storapod") and has a credit investment in Storapod through Storapod WCF II Limited ("Storapod WCF II"). Storapod WCF II is a special purpose entity used to enter into a Shari'ah- compliant financing arrangement with Storapod. Additionally, the Operating Company has a credit investment in PODS Funding Corp. II ("PODS II"). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority- owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari'ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

(7)
Securities are registered under the Securities Act.

(8)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of the bridge facility, delayed draw or other future funding commitments.

(9)
Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

*
All or a portion of interest contains payments-in-kind ("PIK").

**
Indicates assets that the Operating Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Operating Company's total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2011

December 31, 2011
Investment Type	Percent of Total Investments at Fair Value
First lien	58.32%
Second lien	37.34%
Subordinated	3.93%
Equity and other	0.41%

Total investments	100.00%

December 31, 2011
Industry Type	Percent of Total Investments at Fair Value
Software	22.12%
Healthcare Services	16.71%
Education	14.47%
Business Services	10.86%
Federal Services	10.05%
Consumer Services	4.23%
Information Services	4.21%
Healthcare Products	3.54%
Logistics	3.50%
Industrial Services	2.49%
Healthcare Information Technology	2.01%
Media	1.67%
Specialty Chemicals and Materials	1.34%
Power Generation	1.22%
Information Technology	0.89%
Telecommunication	0.69%

Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statement of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $335,729,511 and $144,355,856, respectively)	$341,925,716	$145,486,821
Distribution receivable from New Mountain Finance Holdings, L.L.C.	3,405,675	—

Total assets	$345,331,391	$145,486,821

Liabilities
Dividends payable	3,405,675	—

Total liabilities	3,405,675	—

Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share 100,000,000 shares authorized, and 24,326,251 and 10,697,691 shares issued and outstanding, respectively	243,263	106,977
Paid in capital in excess of par	335,486,248	144,248,879
Accumulated undistributed net realized gains	951,760	286,307
Net unrealized appreciation (depreciation)	5,244,445	844,658

Total net assets	$341,925,716	$145,486,821

Total liabilities and net assets	$345,331,391	$145,486,821

Number of shares outstanding	24,326,251	10,697,691
Net asset value per share	$14.06	$13.60

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$36,439,454	$13,436,693
Dividend income	454,635	—
Other income	616,465	231,919
Total expenses	(17,718,744)	(5,323,309)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	19,791,810	8,345,303
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	7,592,407	1,141,018
Net change in unrealized appreciation (depreciation) of investments	4,495,125	(5,375,862)

Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	12,087,532	(4,234,844)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	31,879,342	4,110,459

Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(95,338)	6,220,520
Net increase in net assets resulting from operations	$31,784,004	$10,330,979

Basic earnings per share	$2.14	$0.97
Weighted average shares of common stock outstanding—basic (See Note 12)	14,860,838	10,697,691
Diluted earnings per share	$2.18	$0.38
Weighted average shares of common stock outstanding—diluted (See Note 12)	34,011,738	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$19,791,810	$8,345,303
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	7,592,407	1,141,018
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	4,495,125	(5,375,862)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(95,338)	6,220,520

Net increase in net assets resulting from operations	31,784,004	10,330,979

Capital transactions
Net proceeds from shares sold	133,428,296	129,864,996
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(323,966)	(3,998,597)
Value of shares issued for exchanged units	56,314,355	18,489,457
Dividends declared	(26,718,764)	(9,200,014)
Reinvestment of dividends	1,954,970	—

Total net increase in net assets resulting from capital transactions	164,654,891	135,155,842

Net increase in net assets	196,438,895	145,486,821
Net assets at the beginning of the period	145,486,821	—

Net assets at the end of the period	341,925,716	$145,486,821

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,784,004	$10,330,979
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash used in operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(19,791,810)	(8,345,303)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(12,087,532)	4,234,844
Net change in unrealized depreciation (appreciation) of investment in New Mountain Finance Holdings, L.L.C.	95,338	(6,220,520)
(Increase) decrease in operating assets:
Purchase of investment	(133,428,296)	(129,864,996)
Distributions from New Mountain Finance Holdings, L.L.C.	23,313,089	9,200,014

Net cash flows (used in) provided by operating activities	(110,115,207)	(120,664,982)

Cash flows from financing activities:
Net proceeds from shares sold	133,428,296	129,864,996
Dividends paid	(23,313,089)	(9,200,014)

Net cash flows provided by financing activities	110,115,207	120,664,982

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—

Cash and cash equivalents at the end of the period	$—	$—

Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$3,405,675	$—
Non-cash financing activities:
Dividends declared and payable	$(3,405,675)	$—
New Mountain Guardian Partners, L.P. exchange of New Mountain Finance Holdings, L.L.C. units for shares	—	18,489,457
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	56,314,355	—
Value of shares issued in connection with dividend reinvestment plan	1,954,970	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(323,966)	(3,998,597)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $244,014,729 and $290,847,952, respectively)	$228,012,847	$275,014,997
Distribution receivable from New Mountain Finance Holdings, L.L.C.	7,786,530	—

Total assets	$235,799,377	$275,014,997

Liabilities
Dividends payable	7,786,530	—

Total liabilities	7,786,530	—

Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	1	1
Paid in capital in excess of par	244,014,728	292,383,201
Distributions in excess of net realized gains	(6,676,197)	(994,034)
Net unrealized depreciation	(9,325,685)	(16,374,171)

Total net assets	$228,012,847	$275,014,997

Total liabilities and net assets	$235,799,377	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$47,206,457	$25,399,498
Dividend income	357,165	—
Other income	711,835	438,399
Total expenses	(22,849,787)	(10,062,692)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	25,425,670	15,775,205
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	11,258,832	2,156,878
Net change in unrealized appreciation (depreciation) of investments	5,432,649	(10,162,038)

Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	16,691,481	(8,005,160)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	42,117,151	7,770,045

Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	381,614	—
Net change in unrealized appreciation (depreciation) on investment in New Mountain Finance Holdings, L.L.C.	1,615,837	(6,212,133)
Net increase in net assets resulting from operations	$44,114,602	$1,557,912

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$25,425,670	$15,775,205
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	11,258,832	2,156,878
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	5,432,649	(10,162,038)
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	381,614	—
Net change in unrealized appreciation (depreciation) on investment in New Mountain Finance Holdings, L.L.C.	1,615,837	(6,212,133)

Net increase in net assets resulting from operations	44,114,602	1,557,912

Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(58,216,467)	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(240,771)	(7,558,581)
Contributions from exchanged shares	—	298,406,533
Dividends declared	(32,659,514)	(17,390,867)

Total net (decrease) increase in net assets resulting from capital transactions	(91,116,752)	273,457,085

Net (decrease) increase in net assets	(47,002,150)	275,014,997
Net assets at the beginning of the period	275,014,997	—

Net assets at the end of the period	$228,012,847	$275,014,997

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

	Year ended December 31, 2012	From May 19, 2011 (commencement of operations) to December 31, 2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$44,114,602	$1,557,912
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash used in operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(25,425,670)	(15,775,205)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(16,691,481)	8,005,160
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	(381,614)	—
Net change in unrealized (appreciation) depreciation on investment in New Mountain Finance Holdings, L.L.C.	(1,615,837)	6,212,133
(Increase) decrease in operating assets:
Distributions from New Mountain Finance Holdings, L.L.C.	24,872,984	17,390,867

Net cash flows used in operating activities	24,872,984	17,390,867

Cash flows from financing activities:
Net proceeds from shares sold	58,216,467	—
Distribution to New Mountain Guardian AIV, L.P.	(58,216,467)	—
Dividends paid	(24,872,984)	(17,390,867)

Net cash flows (used in) provided by financing activities	(24,872,984)	(17,390,867)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—

Cash and cash equivalents at the end of the period	$—	$—

Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$7,786,530	$—
Non-cash financing activities:
Dividends declared and payable	$(7,786,530)	$—
New Mountain Guardian AIV, L.P. contribution of New Mountain Finance Holdings, L.L.C units for shares of New Mountain Finance AIV Holdings, L.L.C.	—	298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(240,771)	(7,558,581)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation

December 31, 2012

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

Note 1. Formation and Business Purpose

        New Mountain Finance Holdings, L.L.C. (the "Operating Company" or the "Master Fund") is a Delaware limited liability company. The Operating Company is externally managed and has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). As such, the Operating Company is obligated to comply with certain regulatory requirements. The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

        The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling approximately $9.0 billion as of December 31, 2012. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

        New Mountain Finance Corporation ("NMFC") is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended, (the "Code").

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

December 31, 2012

Note 1. Formation and Business Purpose (Continued)

        On May 19, 2011, NMFC priced its initial public offering (the "IPO") of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the "Concurrent Private Placement"). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC's IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of the Operating Company (the number of units are equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at anytime.

        Since NMFC's IPO, and through December 31, 2012, NMFC raised $133,428,296 in net proceeds from additional offerings of common stock and issued shares valued at $56,314,355 to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings.

        The current structure was designed to generally prevent NMFC and its stockholders from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities' assets, and rather such amounts would be allocated generally to AIV Holdings and its stockholders. The result is that any distributions made to NMFC's stockholders that are attributable to such gains generally will not be treated as taxable dividends but rather as return of capital.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 1. Formation and Business Purpose (Continued)

        The diagram below depicts the Companies' organizational structure as of December 31, 2012.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

        The Operating Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Operating Company's investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 1. Formation and Business Purpose (Continued)

after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.

Note 2. Summary of Significant Accounting Policies

        Basis of accounting—The Companies' financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Operating Company consolidates its wholly-owned subsidiary, New Mountain Finance SPV Funding, L.L.C. ("NMF SLF"). NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, ("ASC 946") to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

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

        Investments—The Operating Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Operating Company's Consolidated Statements of Assets, Liabilities and Members' Capital at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Operating Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Operating Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".

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

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

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

  a.
  Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

  b.
  For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

  i.
  Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained;

  ii.
  Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

  c.
  If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

      not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Companies' board of directors; and

    d.
    When deemed appropriate by the Operating Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

        The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Operating Company's investments may fluctuate from period to period and the fluctuations could be material.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC's and AIV Holdings' investments in the Operating Company are carried at fair value and represent the respective pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

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

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Other income:    Other income represents delayed compensation, consent or amendment fees, revolver fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans. The Operating Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Operating Company for providing such commitments.

        NMFC's and AIV Holdings' revenue recognition policies are as follows:

        Revenue, expenses, and capital gains (losses):    At each quarterly valuation date, the Operating Company's investment income, expenses, net realized gains (losses), and net increase (decrease) in unrealized appreciation (depreciation) are allocated to NMFC and AIV Holdings based on their pro-rata interest in the net assets of the Operating Company. This is recorded on NMFC's and AIV Holdings' Statements of Operations. Realized gains and losses are recorded upon sales of NMFC's and AIV Holdings' investments in the Operating Company. Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. is the difference between the net asset value per share and the closing price per share for shares issued as part of the dividend reinvestment plan on the dividend payment date. This net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C. includes the unrealized appreciation (depreciation) from the IPO. NMFC used the proceeds from its IPO and Concurrent Private Placement to purchase units in the Operating Company at $13.75 per unit (its IPO price per share). At the IPO date, $13.75 per unit represented a discount to the actual net asset value per unit of the Operating Company. As a result, NMFC experienced immediate unrealized appreciation on its investment in the Operating Company. Concurrently, AIV Holdings experienced immediate unrealized depreciation on its investment in the Operating Company equal to the difference between NMFC's IPO price of $13.75 per unit and the actual net asset value per unit.

        All expenses, including those of NMFC and AIV Holdings, are paid and recorded by the Operating Company. Expenses are allocated to NMFC and AIV Holdings based on pro-rata ownership interest. In addition, the Operating Company paid all of the offering costs related to the IPO and subsequent offerings. NMFC and AIV Holdings have recorded their portion of the offering costs as a direct reduction to net assets and the cost of their investment in the Operating Company.

        With respect to the expenses incident to any registration of shares of NMFC's common stock issued in exchange for AIV Holdings' units of the Operating Company, AIV Holdings is directly responsible for the expenses of any demand registration (including underwriters' discounts or commissions) and their pro-rata share of any "piggyback" registration expenses.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

        Interest and other credit facility expenses—Interest and other credit facility fees are recorded on an accrual basis by the Operating Company. See Note 7, Borrowing Facilities, for details.

        Deferred credit facility costs—The deferred credit facility costs of the Operating Company consist of capitalized expenses related to the origination and amending of the Operating Company's existing credit facilities. The Operating Company amortizes these costs into expense using the straight-line method over the stated life of the related credit facility. See Note 7, Borrowing Facilities, for details.

        Income taxes—The Operating Company is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. The Operating Company files United States ("U.S.") federal, state, and local income tax returns.

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

        The Companies have adopted the Income Taxes topic of the Codification ("ASC 740"). ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on their analyses, the Companies have determined that there were no material uncertain income tax positions through December 31, 2012. The 2011 and 2012 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.

        Dividends—Distributions to common unit holders of the Operating Company and common stockholders of NMFC and AIV Holdings are recorded on the record date as set by the respective

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

board of directors. In order for NMFC and AIV Holdings to pay a dividend or other distribution to holders of their common stock, it must be accompanied by a prior distribution by the Operating Company to all of its unit holders. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to obtain and maintain their status as RICs. NMFC and AIV Holdings intend to distribute approximately all of their portion of the Operating Company's adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of their portion of the Operating Company's taxable income on an annual basis, except that NMFC may retain certain net capital gains for reinvestment.

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

        The Operating Company and NMFC are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by NMFC and the number of shares of NMFC's common stock outstanding. NMFC has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash. Cash distributions reinvested in additional shares of NMFC's common stock will be automatically reinvested by NMFC into additional units of the Operating Company. In addition, AIV Holdings does not intend to reinvest any distributions received from the Operating Company in additional units of the Operating Company.

        NMFC applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders' accounts is greater than 110.0% of the last determined net asset value of the shares, NMFC will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of NMFC's common stock on the New York Stock Exchange ("NYSE") on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If NMFC uses newly issued shares to implement the plan, NMFC will receive, on a one-for-one basis, additional units of the Operating Company in exchange for cash distributions that are reinvested in shares of NMFC's common stock under the dividend reinvestment plan.

        If the price at which newly issued shares are to be credited to stockholders' accounts is less than 110.0% of the last determined net asset value of the shares, NMFC will either issue new shares or instruct the plan administrator to purchase shares in the open market to satisfy the additional shares required. Shares purchased in open market transactions by the plan administrator will be allocated to a

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 2. Summary of Significant Accounting Policies (Continued)

stockholder based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market. The number of shares of NMFC's common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of NMFC's stockholders have been tabulated.

        Foreign securities—The accounting records of the Operating Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Operating Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Operating Company's Consolidated Statements of Operations.

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

December 31, 2012

Note 3. Investments

        At December 31, 2012 the Operating Company's investments consisted of the following:

  Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$496,931,128	$493,502,112
Second lien	433,828,444	441,072,979
Subordinated	43,097,106	45,148,051
Equity and other	2,386,385	10,096,471

Total investments	$976,243,063	$989,819,613

  Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$241,743,119	$246,695,383
Education	155,046,293	150,151,802
Healthcare Services	139,370,131	143,723,226
Business Services	140,424,105	143,418,676
Federal Services	95,150,094	95,428,486
Consumer Services	41,173,548	41,625,177
Media	26,582,408	34,000,508
Distribution	27,786,609	28,653,750
Healthcare Products	25,659,022	27,220,948
Logistics	23,532,775	23,180,000
Industrial Services	13,825,050	14,105,000
Retail	11,596,938	12,146,467
Healthcare Information Technology	14,550,421	10,291,719
Energy	9,852,254	10,072,072
Information Technology	6,475,982	6,710,656
Power Generation	3,474,314	2,395,743

Total investments	$976,243,063	$989,819,613

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 3. Investments (Continued)

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

        As of December 31, 2012, the Operating Company's original first lien position in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of December 31, 2012, this first lien debt investment had a cost basis of $4,306,437, a fair value of zero and total unearned interest income of $653,414 for the year then ended. Additionally, the Operating Company's two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1,610,357 and a combined fair value of $752,251 as of December 31, 2012. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 3. Investments (Continued)

interest income of $309,578 for the year ended December 31, 2012. As of December 31, 2012, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of $5,916,794 and an aggregate fair value of $752,251, putting the entire ATI Acquisition Company's positions on non-accrual status.

        As of December 31, 2011, the Operating Company's original first lien position in ATI Acquisition Company was put on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended. As of December 31, 2011, this first lien debt investment had a cost basis of $4,351,747 and a fair value of $783,617 and total unearned interest income of $139,793 for the quarter and year then ended. Additionally, the Operating Company has two super priority first lien debt investments in ATI Acquisition Company with a combined cost basis and fair value of $1,576,066 as of December 31, 2011. Neither super priority first lien positions were on non-accrual status as of December 31, 2011. As of December 31, 2011, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of $5,927,813 and an aggregate fair value of $2,359,683.

        As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500,000 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2012. Any unfunded commitments are disclosed on the Operating Company's Consolidated Schedules of Investments as of December 31, 2012.

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

December 31, 2012

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

        The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period. Reclassifications impacting the fair value hierarchy are reported as transfers in/out of the respective leveling categories as of the beginning of the quarter in which the reclassifications occur.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 4. Fair Value (Continued)

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2012:

	Total	Level I	Level II	Level III
First lien	$493,502,112	$—	$450,617,077	$42,885,035
Second lien	441,072,979	—	397,817,679	43,255,300
Subordinated	45,148,051	—	22,256,625	22,891,426
Equity and other	10,096,471	—	—	10,096,471

Total investments	$989,819,613	$—	$870,691,381	$119,128,232

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

        The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2012, as well as the portion of appreciation (depreciation) included in

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 4. Fair Value (Continued)

income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,949,671	4,927,055	22,616	—	—
Net change in unrealized (depreciation) appreciation	(184,889)	(7,917,926)	(173,235)	(75,167)	7,981,439
Purchases, including capitalized PIK and revolver fundings	75,648,054	49,205,569	10,020,619	16,395,142	26,724
Proceeds from sales and paydowns of investments	(36,555,370)	(30,327,959)	(5,000,000)	—	(1,227,411)
Transfers into Level III(1)	20,347,220	19,880,972	—	—	466,248
Transfers out of Level III(1)	(36,043,413)	(26,023,413)	(10,020,000)	—	—

Fair value, December 31, 2012	$119,128,232	$42,885,035	$43,255,300	$22,891,426	$10,096,471

Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$3,689,725	$(4,215,928)	$(619)	$(75,167)	$7,981,439

(1)
As of December 31, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

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

December 31, 2012

Note 4. Fair Value (Continued)

income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2011:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2010	$30,255,961	$16,975,334	$—	$12,747,764	$532,863
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,353,118	—	—	1,353,118	—
Net change in unrealized (depreciation) appreciation	(951,089)	(910,688)	125,000	94,341	(259,742)
Purchases, including capitalized PIK and revolver fundings	105,375,018	31,503,140	67,255,300	4,040,228	2,576,350
Proceeds from sales and paydowns of investments	(12,199,593)	(535,593)	—	(11,664,000)	—
Transfers into Level III(1)	5,833,544	808,544	5,025,000	—	—
Transfers out of Level III(1)	(38,700,000)	(14,700,000)	(24,000,000)	—	—

Fair value, December 31, 2011	$90,966,959	$33,140,737	$48,405,300	$6,571,451	$2,849,471

Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(1,144,620)	$(910,688)	$125,000	$(99,190)	$(259,742)

(1)
As of December 31, 2011, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

        Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2012 and December 31, 2011. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

        The Operating Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 4. Fair Value (Continued)

        Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Operating Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Operating Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization ("EBITDA") growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Operating Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Operating Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

        Market Based Approach:    The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of December 31, 2012, the Operating Company used a relevant EBITDA range of 4.00x to 12.90x for first lien debt investments, 4.50x to 8.00x for second lien debt investments and 5.50x and 8.50x for subordinated debt investments to determine the enterprise value of seven of its portfolio companies. The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

        Income Based Approach:    The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of December 31, 2012, the Operating Company used a discount range of 6.0% to 18.0% for first lien debt investments, 11.3% to 12.5% for second lien debt investments and 12.8% to 22.3% for subordinated debt investments to value seven of its portfolio companies.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 4. Fair Value (Continued)

        Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of December 31, 2012, as both facilities are continually monitored and examined by both the borrower and the lender. For the year ended December 31, 2012, both facilities were amended and restated to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

        Fair value risk factors—The Operating Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Operating Company's portfolio companies conduct their operations, as well as general economic and political conditions, may have a significant negative impact on the operations and profitability of the Operating Company's investments and/or on the fair value of the Operating Company's investments. The Operating Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Operating Company and thus the income of NMFC and AIV Holdings, and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Operating Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.

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

        The Operating Company entered into an investment advisory and management agreement, as amended and restated (the "Investment Management Agreement") with the Investment Adviser. Under the Investment Management Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Operating Company. For providing these services, the Investment Adviser receives a fee from the Operating Company, consisting of two components—a base management fee and an incentive fee.

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

December 31, 2012

Note 5. Agreements (Continued)

recently completed calendar quarters, and appropriately adjusted on a pro rata basis for any equity capital raises or repurchases during the current calendar quarter.

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2012), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

        Under GAAP, NMFC's IPO did not step-up the cost basis of the Operating Company's existing investments to fair market value at the IPO date. Since the total value of the Operating Company's investments at the time of the IPO was greater than the investments' cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company's investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as "Pre-Incentive Fee Adjusted Net Investment Income". The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains ("Adjusted Realized Capital Gains") or losses ("Adjusted Realized Capital Losses") and unrealized capital appreciation ("Adjusted Unrealized Capital Appreciation") and unrealized capital depreciation ("Adjusted Unrealized Capital Depreciation").

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

December 31, 2012

Note 5. Agreements (Continued)

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

December 31, 2012

Note 5. Agreements (Continued)

        The following table summarizes the management fees and incentive fees incurred by the Operating Company for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

	Years ended December 31,
	2012	2011(1)	2010
Management fee	$11,109,053	$4,938,004	70,999	(3)
Incentive fee, excluding accrued capital gains incentive fees	11,537,066	3,522,330	—	(3)
Accrued capital gains incentive fees(2)	4,406,844	—	—	(3)

(1)
For the period from May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011.

(2)
The accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on December 31, 2012 and December 31, 2011, respectively, and liquidated its investments at the valuations as of the respective year ends. As of December 31, 2012 and December 31, 2011, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

(3)
The Investment Management Agreement was not in effect for the year ended December 31, 2010. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees.

        The Operating Company's Consolidated Statements of Operations below are adjusted as if step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 5. Agreements (Continued)

        The following Statement of Operations for the year ended December 31, 2012 is adjusted to reflect this step-up to fair market value.

	Year ended December 31, 2012	Adjustments	Adjusted year ended December 31, 2012
Investment income
Interest income	$83,645,911	$(3,476,058)	$80,169,853
Dividend income	811,800	—	811,800
Other income	1,328,300	—	1,328,300

Total investment income	85,786,011	(3,476,058)	82,309,953

Total expenses pre-incentive fee	24,624,621	—	24,624,621

Pre-Incentive Fee Net Investment Income	61,161,390	(3,476,058)	57,685,332

Incentive fee(1)	15,943,910	—	15,943,910

Post-Incentive Fee Net Investment Income	45,217,480	(3,476,058)	41,741,422

Net realized gains (losses) on investments	18,851,239	(6,957,948)	11,893,291
Net change in unrealized appreciation of investments	9,927,774	10,434,006	20,361,780

Net increase in capital resulting from operations	$73,996,493		$73,996,493

(1)
For the year ended December 31, 2012, the Operating Company incurred total incentive fees of $15,943,910, of which $4,406,844 related to capital gains incentive fees on a hypothetical liquidation basis.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 5. Agreements (Continued)

        The following Statement of Operations for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect this step-up to fair market value.

	Period from May 19, 2011 to December 31, 2011	Adjustments	Adjusted Period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836,191	$(2,019,153)	$36,817,038
Other income	670,318	—	670,318

Total investment income	39,506,509	(2,019,153)	37,487,356

Total expenses pre-incentive fee	11,863,671	—	11,863,671

Pre-Incentive Fee Net Investment Income	27,642,838	(2,019,153)	25,623,685

Incentive fee(1)	3,522,330	—	3,522,330

Post-Incentive Fee Net Investment Income	24,120,508	(2,019,153)	22,101,355

Net realized gain (loss) on investments	3,297,896	(2,421,518)	876,378
Net change in unrealized (depreciation) appreciation of investments	(15,537,900)	4,440,671	(11,097,229)

Net increase in capital resulting from operations	$11,880,504		$11,880,504

(1)
For the year ended December 31, 2011, the Operating Company had no incentive fees related to capital gains incentive fees on a hypothetical liquidation basis.

        The Statement of Operations for the Operating Company for the year ended December 31, 2010 did not require adjustments to reflect a step-up to fair market value as no adjustments were required prior to the IPO date, May 19, 2011.

        The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies' financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies' expenses, and watches the performance of administrative and professional services rendered by others. The Operating Company will reimburse the Administrator for the Companies' allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500,000 for the time period from April 1, 2012 to March 31, 2013.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 5. Agreements (Continued)

        The Operating Company incurred $2,459,857 in expenses in excess of the expense cap for the year ended December 31, 2012, of which $534,133 was receivable from an affiliate as of December 31, 2012. The Operating Company incurred $2,185,765 in expenses in excess of the expense cap for the year ended December 31, 2011, of which $369,017 was receivable from affiliate as of December 31, 2011.

        The Companies, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement, as amended, with New Mountain Capital, L.L.C., pursuant to which New Mountain Capital, L.L.C. has agreed to grant the Companies, the Investment Adviser and the Administrator, a non-exclusive, royalty-free license to use the "New Mountain" and the "New Mountain Finance" names. Under the Trademark License Agreement, as amended, subject to certain conditions, the Companies, the Investment Adviser and the Administrator will have a right to use the "New Mountain" and "New Mountain Finance" names, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Operating Company. Other than with respect to this limited license, the Companies, the Investment Adviser and the Administrator will have no legal right to the "New Mountain" or the "New Mountain Finance" names.

        NMFC entered into a Registration Rights Agreement with AIV Holdings, Steven B. Klinsky (the Chairman of our board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the "Securities Act of 1933"), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC's common stock issued or issuable in exchange for units and any other shares of NMFC's common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity have the right to "piggyback", or include their own registerable securities in such a registration. During the year ended December 31, 2012, shares held by AIV Holdings and Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

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

        Holders of registerable securities have "piggyback" registration rights, including AIV Holdings, which means that these holders may include their respective shares in any future registrations of NMFC's equity securities, whether or not that registration relates to a primary offering by NMFC or a

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 5. Agreements (Continued)

secondary offering by or on behalf of any of NMFC's stockholders. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have priority over NMFC in any registration that is an underwritten offering.

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

Note 6. Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2012, NMFC and AIV Holdings own approximately 60.0% and 40.0%, respectively, of the units of the Operating Company.

        The Operating Company has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

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

December 31, 2012

Note 6. Related Parties (Continued)

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

        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company's investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Operating Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser's allocation procedures.

        Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Note 7. Borrowing Facilities

        Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the "Holdings Credit Facility") among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The Operating Company became a party to the Holdings Credit Facility upon the IPO of NMFC. The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the "Predecessor Credit Facility").

        The maximum amount of revolving borrowings available under the Holdings Credit Facility is $210,000,000, as amended on December 18, 2012. As of December 31, 2012, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The credit facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company's Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 7. Borrowing Facilities (Continued)

maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies.

        The Holdings Credit Facility (as well as the Predecessor Credit Facility) bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the years ended December 31, 2012, December 31, 2011 and December 31, 2010.

	Years ended December 31,
	2012	2011	2010
Interest expense	$4,172,124	$2,043,267	$2,248,078
Non-usage fee	$281,234	$607,972	$320,848
Weighted average interest rate	3.1%	3.2%	3.3%
Average debt outstanding	$133,599,578	$61,560,781	$68,343,217

        The outstanding balance of Holdings Credit Facility as of December 31, 2012, December 31, 2011 and December 31, 2010 was $206,938,049, $129,037,813 and $59,696,938, respectively. As of December 31, 2012, December 31, 2011 and December 31, 2010, the Operating Company is not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

        SLF Credit Facility—The Operating Company's senior loan fund's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215,000,000, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies.

        As of December 31, 2012, the SLF Credit Facility permitted borrowings of up to 70.0% of the purchase price of pledged debt securities subject to approval by Wells Fargo Bank, National Association. Due to a fifth amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 7. Borrowing Facilities (Continued)

        The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum, as amended on May 8, 2012. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

	Years ended December 31,
			From October 7, 2010 (commencement of NMF SLF operations) to December 31, 2010
	2012	2011
Interest expense	$4,274,293	$3,368,867	$127,325
Non-usage fee	$21,451	$94,500	$66,301
Weighted average interest rate	2.3%	2.5%	2.5%
Average debt outstanding	$181,394,898	$133,824,553	$27,672,121

        The outstanding balance as of December 31, 2012, December 31, 2011 and December 31, 2010 was $214,262,314, $165,928,000 and $56,936,000, respectively. As of December 31, 2012, December 31, 2011 and December 31, 2010, NMF SLF is not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

        Leverage risk factors—The Operating Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Operating Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Operating Company's unit holders, and therefore NMFC's common stockholders, and the Operating Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Operating Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Operating Company's net asset value. Similarly, leverage may cause a sharper decline in the Operating Company's income than if the Operating Company had not borrowed. Such a decline could negatively affect the Operating Company's ability to make dividend payments to its unit holders. Leverage is generally considered a speculative investment technique. The Operating Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

December 31, 2012

Note 8. Regulation (Continued)

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

Note 9. Commitments and Contingencies

        In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities of $10,500,000, no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company's Consolidated Schedule of Investments. As of December 31, 2011, the Operating Company had unfunded commitments on revolving credit facilities of $22,698,500, outstanding bridge financing commitments of $35,000,000 and other future funding commitments of $4,250,632, all of which are disclosed on the Operating Company's Consolidated Schedule of Investments.

        The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of December 31, 2012 and December 31, 2011. See Note 7, Borrowing Facilities, for details.

        The Operating Company may from time to time enter into financing commitment letters. As of December 31, 2012 and December 31, 2011, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Distributions

        Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2012 and December 31, 2011, NMFC did not have any reclassifications of amounts for book purposes arising from permanent book/tax differences. During the years ended December 31, 2012 and December 31, 2011, AIV Holdings had reclassifications of amounts for book

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 10. Distributions (Continued)

purposes arising from permanent book/tax differences related to return of capital distributions and consent dividends, respectively.

	December 31, 2012		December 31, 2011
	NMFC	AIV Holdings	NMFC	AIV Holdings
Undistributed net investment income	$—	$—	$—	$—
Distributions in excess of net realized gains	—	(9,707,151)	—	(1,535,250)
Additional paid-in-capital	—	9,707,151	—	1,535,250

        For federal income tax purposes, distributions paid to stockholders of NMFC and AIV Holdings are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by NMFC and AIV Holdings for the years ended December 31, 2012 and December 31, 2011 were estimated to be as follows:

	Years ended December 31,
	2012		2011
	NMFC	AIV Holdings	NMFC	AIV Holdings
Ordinary income(a)	$26,217,758	$40,692,087	$8,944,135	$14,694,056
Capital gains	501,006	2,056,192	255,879	2,696,811
Return of capital	—	48,127,702	—	—

Total	$26,718,764	$90,875,981	$9,200,014	$17,390,867

(a)
Ordinary income is reported on Form 1099-DIV as non-qualified.

        As of December 31, 2012, the costs of investments for NMFC and AIV Holdings for tax purposes were $343,248,443 and $245,659,380, respectively. As of December 31, 2011, the costs of investments for NMFC and AIV Holdings for tax purposes were $144,377,789 and $275,360,096, respectively.

        At December 31, 2012 and December 31, 2011, the components of distributable earnings on a tax basis differ from the amounts reflected per NMFC's and AIV Holdings' respective Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of NMFC's and AIV Holdings' respective investment in the Operating Company and undistributed income.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 10. Distributions (Continued)

        As of December 31, 2012 and December 31, 2011, the components of accumulated earnings / (deficit) on a tax basis were as follows:

	December 31, 2012		December 31, 2011
	NMFC	AIV Holdings	NMFC	AIV Holdings
Accumulated capital gains / (losses)	$—	$—	$—	$—
Other temporary differences	7,942,568	(5,031,546)	—	—
Undistributed ordinary income	528,124	—	65,789	1,778,113
Unrealized (appreciation) / depreciation	(2,274,487)	(10,970,336)	822,725	(886,315)

Components of distributable earnings	$6,196,205	$(16,001,882)	$888,514	$891,798

        NMFC and AIV Holdings are subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless NMFC and AIV Holdings distribute, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income earned for the calendar year and (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in the calendar year. For the years ended December 31, 2012 and December 31, 2011, both NMFC and AIV Holdings had no accrued estimated excise taxes.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 11. Stockholders' Equity

        The table below illustrates changes in the capital accounts of NMFC:

	Common Stock
			Paid in Capital in Excess of Par	Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains	Net Unrealized Appreciation (Depreciation)	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock in the IPO(1)	7,272,727	72,727	99,927,269	—	—	—	99,999,996
Issuances of common stock in private placement(2)	2,172,000	21,720	29,843,280	—	—	—	29,865,000
Issuances of common stock to New Mountain Guardian Partners, L.P.(3)	1,252,964	12,530	18,476,927	—	—	—	18,489,457
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(3,998,597)	—	—	—	(3,998,597)
Dividends declared	—	—	—	(8,345,303)	(854,711)	—	(9,200,014))
Net increase in stockholders' equity resulting from operations	—	—	—	8,345,303	1,141,018	844,658	10,330,979

Balance at December 31, 2011	10,697,691	$106,977	$144,248,879	$—	$286,307	$844,658	$145,486,821
Issuances of common stock	13,628,560	136,286	191,561,335	—	—	—	191,697,621
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(323,966)	—	—	—	(323,966)
Dividends declared	—	—	—	(19,791,810)	(6,926,954)	—	(26,718,764)
Net increase in stockholders' equity resulting from operations	—	—	—	19,791,810	7,592,407	4,399,787	31,784,004

Balance at December 31, 2012	24,326,251	$243,263	$335,486,248	$—	$951,760	$5,244,445	$341,925,716

(1)
On May 19, 2011, NMFC priced its IPO of 7,272,727 shares of common stock at a public offering price of $13.75 per share.

(2)
Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

(3)
On May 19, 2011, NMFC issued 1,252,964 shares of common stock to New Mountain Guardian Partners, L.P. for their respective ownership interest in the Predecessor Entities.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 11. Stockholders' Equity (Continued)

        The table below changes in the capital accounts of AIV Holdings:

	Common Stock
			Paid in Capital in Excess of Par	Undistributed Net Investment Income	Distributions in Excess of Net Realized Gains	Net Unrealized (Depreciation) Appreciation	Total Stockholder's Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock to New Mountain Guardian AIV, L.P.(1)	100	1	298,406,532	—	—	—	298,406,533
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(7,558,581)	—	—	—	(7,558,581)
Dividends declared	—	—	—	(15,775,205)	(1,615,662)	—	(17,390,867)
Net increase in stockholder's equity resulting from operations	—	—	—	15,775,205	2,156,878	(16,374,171)	1,557,912
Tax reclassifications related to consent dividends (See Note 10)	—	—	1,535,250	—	(1,535,250)	—	—

Balance at December 31, 2011	100	$1	$292,383,201	$—	$(994,034)	$(16,374,171)	$275,014,997
Dividends declared	—	—	—	(25,425,670)	(7,233,844)	—	(32,659,514)
Distribution to New Mountain Guardian AIV, L.P.	—	—	(57,834,853)	—	(381,614)	—	(58,216,467)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(240,771)	—	—	—	(240,771)
Net increase in stockholder's equity resulting from operations	—	—	—	25,425,670	11,640,446	7,048,486	44,114,602
Tax reclassifications related to return of capital distributions (See Note 10)	—	—	9,707,151	—	(9,707,151)	—	—

Balance at December 31, 2012	100	$1	$244,014,728	$—	$(6,676,197)	$(9,325,685)	$228,012,847

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

December 31, 2012

Note 12. Earnings Per Share

        The following information sets forth the computation of basic and diluted net increase in NMFC's net assets per share resulting from operations for the year ended December 31, 2012 and the period from May 19, 2011 (commencement of operations) to December 31, 2011:

	Year ended December 31, 2012	May 19, 2011 (commencement of operations) to December 31, 2011
Numerator for basic earnings per share:	$31,784,004	$10,330,979
Denominator for basic weighted average share:	14,860,838	10,697,691

Basic earnings per share:	$2.14	$0.97

Numerator for diluted earnings per share(a):	$73,996,493	$11,880,504
Denominator for diluted weighted average share(b):	34,011,738	30,919,629

Diluted earnings per share:	$2.18	$0.38

(a)
Includes the full income at the Operating Company for the period. For the period May 19, 2011 (commencement of operations) to December 31, 2011, NMFC's unrealized appreciation in the Operating Company resulting from the IPO is netted against AIV Holdings' unrealized depreciation in the Operating Company resulting from the IPO.

(b)
Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of December 31, 2012 and December 31, 2011, respectively (see Note 1, Formation and Business Purpose).

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 13. Financial Highlights

        The following information sets forth the financial highlights for the Operating Company for the respective years ended December 31st.

					Period from October 29, 2008 (commencement of operations) to December 31, 2008
	Year ended December 31,
	2012	2011	2010	2009
Total return based on net asset value(a)	16.61%	10.09%	26.54%	76.38%	NM
Average net assets for the period	$474,560,874	$361,030,642	$245,951,174	$195,467,257	$7,249,648
Ratio to average net assets:
Net investment income	9.53%	10.67%	15.23%	10.44%	9.44	%(b)
Total expenses (gross)	9.07%	5.59%	1.59%	0.72%	—%
Total expenses (net of reimbursable expenses)	8.55%	4.99%	1.59%	0.72%	—%
Net assets, end of year	$569,938,563	$420,501,818	$241,927,261	$239,440,683	$30,353,903
Average debt outstanding—Holdings Credit Facility	$133,599,578	$61,560,781	$68,343,217	$65,014,057	N/A
Average debt outstanding—SLF Credit Facility	$181,394,898	$133,824,553	$27,672,121	N/A	N/A
Weighted average shares outstanding	34,011,738	30,919,629 (c)	N/A	N/A	N/A
Asset coverage ratio	235.31%	242.56%	307.43%	407.98%	N/A
Portfolio turnover	52.02%	42.13%	76.69%	57.50%	0.22%

NM—Total return from commencement of operations through December 31, 2008 was deemed not meaningful due to the scaling of operations during this short time period.

N/A—Not applicable.

(a)
For the year ended December 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC's IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC's IPO date to December 31, 2011, total return is calculated assuming a purchase at net asset value on NMFC's IPO date and a sale at net asset

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 13. Financial Highlights (Continued)

    value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

(b)
Ratio to average net assets has been annualized.

(c)
Weighted average common membership units outstanding presented from May 19, 2011 to December 31, 2011, as the fund became unitized on May 19, 2011, the IPO date.

	Year ended December 31, 2012	May 19, 2011 (commencement of operations) to December 31, 2011
Per unit data for the Operating Company(a):
Net asset value, January 1, 2012 and May 19, 2011(b), respectively	$13.60	$14.08
Net investment income	1.33	0.78
Net realized and unrealized gains (losses)	0.84	(0.40)
Dividends from net investment income	(1.71)	(0.86)

Net increase (decrease) in net assets resulting from operations	0.46	(0.48)
Net asset value, December 31, 2012 and December 31, 2011, respectively	$14.06	$13.60

(a)
Per unit data is based on weighted average common membership units outstanding.

(b)
Data presented from May 19, 2011 to December 31, 2011 as the fund became unitized on May 19, 2011, the IPO date.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 13. Financial Highlights (Continued)

        The following information sets forth the financial highlights for NMFC for the year ended December 31, 2012 and the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

	Year ended December 31, 2012	May 19, 2011 (commencement of operations) to December 31, 2011
Per share data(a):
Net asset value, January 1, 2012 and May 19, 2011(b), respectively	$13.60	$13.50
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	1.33	0.78
Net realized and unrealized gains (losses)	0.84	(0.40)

Total net increase	2.17	0.38
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	—	0.58
Dividends declared	(1.71)	(0.86)

Net asset value, December 31, 2012 and December 31, 2011, respectively	$14.06	$13.60

Per share market value, December 31, 2012 and December 31, 2011, respectively	$14.90	$13.41

Total return based on market value(c)	24.84%	4.16%
Total return based on net asset value(d)	16.61%	2.82%
Shares outstanding at end of period	24,326,251	10,697,691
Average weighted shares outstanding for the period	14,860,838	10,697,691
Average net assets for the period	$196,312,136	$147,765,945
Ratio to average net assets(e):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.55%	5.79%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.53%	9.08%

(a)
Per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(b)
Data presented from May 19, 2011 forward as the fund became unitized on that date, the IPO date.

(c)
For the year ended December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the year and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last business day of the respective periods. Dividends and distributions, if any, are assumed

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 13. Financial Highlights (Continued)

  for purposes of this calculation, to be reinvested at prices obtained under NMFC's dividend reinvestment plan.

(d)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(e)
Average net assets for the year ended December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

        The following information sets forth the financial highlights for AIV Holdings for the year ended December 31, 2012 and the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

	Year ended December 31, 2012	May 19, 2011 (commencement of operations) to December 31, 2011
Total return based on net asset value(a)	18.04%	(5.44)%
Average net assets for the period	$270,080,730	$279,323,246
Ratio to average net assets(b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.55%	5.79%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.53%	9.08%

(a)
For the year ended December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)
Average net assets for the year ended December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 14. Selected Quarterly Financial Data (unaudited)

        The below selected quarterly financial data is for the Operating Company.

  (in thousands except for per unit data)

	Investment Income		Net Investment Income		Total Net Realized Gains and Net Changes in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Capital Resulting from Operations
Quarter Ended	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2012	$24,713	$0.65	$13,522	$0.36	$3,478	$0.09	$17,000	$0.45
September 30, 2012	21,752	0.60	10,136	0.28	12,109	0.34	22,245	0.62
June 30, 2012	20,299	0.66	11,646	0.38	(561)	(0.02)	11,085	0.36
March 31, 2012	19,022	0.62	9,913	0.32	13,754	0.45	23,667	0.77
December 31, 2011	$17,127	$0.55	$9,540	$0.31	$8,317	$0.27	$17,857	$0.58
September 30, 2011	15,069	0.49	10,002	0.32	(21,255)	(0.68)	(11,253)	(0.36)
June 30, 2011	13,116	0.42	9,554	0.31	(899)	(0.03)	8,655	0.28
March 31, 2011	11,212	N/A	9,429	N/A	6,990	N/A	16,419	N/A
December 31, 2010	$9,820	N/A	$8,335	N/A	$7,978	N/A	$16,313	N/A
September 30, 2010	13,881	N/A	13,145	N/A	5,560	N/A	18,705	N/A
June 30, 2010	8,597	N/A	7,777	N/A	(5,349)	N/A	2,428	N/A
March 31, 2010	9,077	N/A	8,208	N/A	18,138	N/A	26,346	N/A
December 31, 2009	$7,617	N/A	$6,617	N/A	$1,617	N/A	$8,234	N/A
September 30, 2009	6,148	N/A	6,030	N/A	33,709	N/A	39,739	N/A
June 30, 2009	5,092	N/A	4,877	N/A	42,562	N/A	47,439	N/A
March 31, 2009	2,910	N/A	2,883	N/A	27,385	N/A	30,268	N/A

N/A—Not applicable, as the Operating Company was not unitized until May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation, and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2012

Note 14. Selected Quarterly Financial Data (unaudited) (Continued)

        The below selected quarterly financial data is for NMFC.

  (in thousands except for per share data)

	Net Investment Income allocated from the Operating Company		Total Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2012	$7,759	$0.36	$2,047	$0.09	$9,806	$0.45
September 30, 2012	4,574	0.28	5,381	0.34	9,955	0.62
June 30, 2012	4,029	0.38	(194)	(0.02)	3,835	0.36
March 31, 2012	3,430	0.32	4,758	0.45	8,188	0.77
December 31, 2011	$3,301	$0.31	$2,877	$0.27	$6,178	$0.58
September 30, 2011	3,460	0.32	(7,353)	(0.68)	(3,893)	(0.36)
June 30, 2011	1,584	0.15	6,462	0.60	8,046	0.75
March 31, 2011	N/A	N/A	N/A	N/A	N/A	N/A

N/A—Not applicable, as NMFC did not commence operations until May 19, 2011.

        The below selected quarterly financial data is for AIV Holdings.

  (in thousands)

Quarter Ended	Net Investment Income allocated from the Operating Company	Total Net Realized and Unrealized Gains (Losses)	Net Increase (Decrease) in Net Assets Resulting from Operations
December 31, 2012	$5,764	$1,431	$7,195
September 30, 2012	5,562	8,630	14,192
June 30, 2012	7,617	(367)	7,250
March 31, 2012	6,483	8,995	15,478
December 31, 2011	$6,240	$5,439	$11,679
September 30, 2011	6,542	(13,902)	(7,360)
June 30, 2011	2,994	(5,755)	(2,761)
March 31, 2011	N/A	N/A	N/A

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

December 31, 2012

Note 15. Recent Accounting Standards Updates (Continued)

accordance with GAAP and International Financial Reporting Standards. The amendments included in ASU 2011-04 clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements outlined in ASC 820, as well as include some instances of changes to particular principles or requirements. ASU 2011-04 clarifies that (i) the concept of the highest and best use valuation premise applies only to nonfinancial assets, (ii) instruments classified in stockholders' equity should be valued from the perspective of a market participant that holds that instrument as an asset, and (iii) quantitative information should be disclosed about unobservable inputs used in a fair value measurement that is categorized within Level III of the fair value hierarchy. ASU 2011-04 changes the guidance in (i) permitting an exception to ASC 820 by allowing an entity to measure the fair value of a group of financial assets and financial liabilities exposed to market and credit risks to be consistent with the entity's net risk exposures, instead of gross risk, (ii) applying premiums and discounts in a fair value measurement lacking a Level I inputs to be consistent with the ASC 820 requirements of fair value measurement but that applying premiums and discounts in a fair value measurement related to size as a characteristic of the holding rather than as a characteristic of the asset or liability is not permitted, and (iii) requiring additional disclosures about fair value measurements categorized within Level III of the fair value hierarchy, including the valuation processes used and the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. ASU 2011-04 is effective for the interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a significant impact on the Companies' financial statements. Additional disclosure was added where applicable.

Note 16. Subsequent Events

        On March 6, 2013, the Operating Company's board of directors, and subsequently NMFC's board of directors, declared a first quarter 2013 distribution of $0.34 per unit/share payable on March 28, 2013 to holders of record as of March 15, 2013. Subsequently, AIV Holdings' board of directors declared a dividend payable on March 28, 2013 to holders of record as of March 15, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        As of December 31, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)    Report of Management on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Companies' internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Companies; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Companies are being made only in accordance with authorizations of management and directors of the Companies; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Companies' assets that could have a material effect on the financial statements.

        Management performed an assessment of the effectiveness of the Companies' internal control over financial reporting as of December 31, 2012 based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that the Companies' internal control over financial reporting was effective as of December 31, 2012.

(c)    Attestation Report of the Registered Public Accounting Firm.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Companies' internal control over financial reporting, which is set forth on the following page.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
New Mountain Finance Corporation
New York, New York

        We have audited the internal control over financial reporting of New Mountain Finance Corporation (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, as of December 31, 2012, and the related statements of operations, changes in net assets and cash flows and the financial highlights for the year then ended of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 6, 2013

(d)    Changes in Internal Controls Over Financial Reporting

        Management has not identified any change in the Companies' internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        The terms "we", "us", "our" and the "Companies" refers to the collective: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

        We will file a definitive Joint Proxy Statement for the Companies' 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Documents Filed as Part of this Report

        The following financial statements are set forth in Item 8:

New Mountain Finance Holdings, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2012 and December 31, 2011	92
Consolidated Statements of Operations for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	93
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	94
Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	95
Consolidated Schedule of Investments as of December 31, 2012	96
Consolidated Schedule of Investments as of December 31, 2011	101
New Mountain Finance Corporation
Statement of Assets and Liabilities as of December 31, 2012 and December 31, 2011	106
Statements of Operations for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	107
Statement of Changes in Net Assets for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	108
Statement of Cash Flows for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	109
New Mountain Finance AIV Holdings Corporation
Statement of Assets and Liabilities as of December 31, 2012 and December 31, 2011	110
Statements of Operations for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	111
Statement of Changes in Net Assets for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	112
Statement of Cash Flows for the year ended December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	113
Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	114

(b)    Exhibits

        The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number		Description
2.1		Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Debt Funding, L.L.C.(5)

2.2		Merger Agreement, dated May 19, 2011 by and between New Mountain Guardian Partners Debt Funding, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

2.3		Merger Agreement, dated May 19, 2011 by and between New Mountain Finance Holdings, L.L.C. and New Mountain Guardian Partners (Leveraged), L.L.C.(5)

3.1(a	)	Certificate of Incorporation of New Mountain Guardian Corporation(3)

3.1(b	)	Certificate of Amendment to Certificate of Incorporation of New Mountain Guardian Corporation changing its name to New Mountain Finance Corporation(1)

3.1(c	)	Amended and Restated Certificate of Incorporation of New Mountain Finance Corporation(4)

3.1(d	)	Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C.(1)

3.1(e	)	Certificate of Amendment to Certificate of Formation of New Mountain Guardian (Leveraged), L.L.C. changing its name to New Mountain Finance Holdings, L.L.C.(5)

3.1(f	)	Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(6)

3.1(g	)	Amended and Restated Certificate of Incorporation of New Mountain Finance AIV Holdings Corporation(9)

3.1(h	)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance Corporation(7)

3.1(i	)	Certificate of Change of Registered Agent and/or Registered Office of New Mountain Finance AIV Holdings Corporation(7)

3.2(a	)	Bylaws of New Mountain Finance Corporation(3)

3.2(b	)	Amended and Restated Bylaws of New Mountain Finance Corporation(4)

3.3		Bylaws of New Mountain Finance AIV Holdings Corporation(6)

4.1		Form of Stock Certificate of New Mountain Finance Corporation(1)

4.2		Form of Stock Certificate of New Mountain Finance AIV Holdings Corporation(2)

10.1		Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.2		First Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.3		Second Joinder Agreement with Respect to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(5)

10.4		Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of New Mountain Finance Holdings, L.L.C.(8)

Exhibit Number	Description
10.5	Letter Agreement relating to entry into Amended and Restated Loan and Security Agreement by and among New Mountain Finance Holdings, L.L.C., as Borrower and Collateral Administrator, each of the lenders thereto, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Custodian.(1)

10.6	Form of Variable Funding Note of New Mountain Finance Holdings, L.L.C., as the Borrower(1)

10.7	Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8	First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.9	Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.10	Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.11	Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian(1)

10.12	First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.13	Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.14	Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.15	Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.16	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.17	Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.18	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(1)

Exhibit Number	Description

10.19	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.20	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.21	Form of Administration Agreement(1)

10.22	Amended and Restated Administration Agreement(8)

10.22	Form of Trademark License Agreement(1)

10.23	Amendment No. 1 to Trademark License Agreement(8)
10.24	Form of Registration Rights Agreement(1)

10.25	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.26	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.27	Form of Letter Agreement relating to Lock-Up Period by and among New Mountain Finance Holdings, L.L.C. and New Mountain Finance Advisers BDC, L.L.C.(1)

10.28	Dividend Reinvestment Plan(4)

10.29	Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(11)

10.30	Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(12)

10.31	Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(11)

10.32	Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(12)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the combined notes to the financial statements contained in this report)

12.1	Computation of ratios for New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (included in the combined notes to the financial statements contained in this report)

14.1	Code of Ethics(1)

21.1	Subsidiaries of Registrant and jurisdiction of incorporation/organizations:

Consolidated Subsidiaries of Operating Company: New Mountain Finance SPV Funding, L.L.C.—Delaware

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(8)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(9)
Previously filed in connection with New Mountain Finance AIV Holdings Corporation's report on Form 8-K filed on February 29, 2012.

(10)
Previously filed as Annex A to New Mountain Finance Corporation's definitive proxy statement on Schedule 14A filed on March 28, 2012.

(11)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 8, 2012.

(12)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on December 21, 2012.

(c)    Financial Statement Schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2013.

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

SIGNATURE		TITLE	DATE

By:	/s/ ROBERT A. HAMWEE Robert A. Hamwee	Chief Executive Officer (Principal Executive Officer)	March 6, 2013
By:	/s/ DAVID M. CORDOVA David M. Cordova	Chief Financial Officer and Treasurer	March 6, 2013
By:	/s/ STEVEN B. KLINSKY Steven B. Klinsky	Chairman of the Board, Director	March 6, 2013
By:	/s/ ADAM B. WEINSTEIN Adam B. Weinstein	Executive Vice President, Chief Administrative Officer and Director	March 6, 2013
By:	/s/ ALFRED F. HURLEY, JR. Alfred F. Hurley, Jr.	Director	March 6, 2013
By:	/s/ DAVID MALPASS David Malpass	Director	March 6, 2013
By:	/s/ DAVID OGENS David Ogens	Director	March 6, 2013
By:	/s/ KURT J. WOLFGRUBER Kurt J. Wolfgruber	Director	March 6, 2013