Form 10-Q
period 2013-03-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp; New Mountain Finance AIV Holdings Corp
filed 2013-05-06
CIK 1491925, 1496099, 1515173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2013

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of May 6, 2013
New Mountain Finance Holdings, L.L.C.	Common membership units	42,646,598
New Mountain Finance Corporation	Common stock, $0.01 par value	31,324,660
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

		PAGE

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of March 31, 2013 (unaudited) and December 31, 2012	2
	Consolidated Statements of Operations for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	3
	Consolidated Statements of Changes in Members’ Capital for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	5
	Consolidated Schedule of Investments as of March 31, 2013 (unaudited)	6
	Consolidated Schedule of Investments as of December 31, 2012	12
	New Mountain Finance Corporation
	Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and December 31, 2012	18
	Statements of Operations for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	19
	Statement of Changes in Net Assets for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	20
	Statement of Cash Flows for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	21
	New Mountain Finance AIV Holdings Corporation
	Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and December 31, 2012	22
	Statements of Operations for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	23
	Statement of Changes in Net Assets for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	24
	Statement of Cash Flows for the three months ended March 31, 2013 (unaudited) and March 31, 2012 (unaudited)	25

	Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	26

	Report of Independent Registered Public Accounting Firm	48

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 4.	Controls and Procedures	65

PART II. OTHER INFORMATION		66

Item 1.	Legal Proceedings	66
Item 1A.	Risk Factors	66
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	66
	Signatures	71

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

(in thousands, except units and per unit data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investments at fair value (cost of $1,005,399 and $976,243, respectively)	$1,030,866	$989,820
Cash and cash equivalents	15,878	12,752
Interest and dividend receivable	9,549	6,340
Deferred credit facility costs (net of accumulated amortization of $2,373 and $2,016, respectively)	5,386	5,490
Receivable from affiliate	495	534
Receivable from unsettled securities sold	—	9,962
Other assets	1,244	666
Total assets	$1,063,418	$1,025,564
Liabilities
Holdings Credit Facility	215,163	206,938
SLF Credit Facility	215,000	214,262
Incentive fee payable	10,547	7,797
Management fee payable	3,568	3,222
Dividends payable	5,516	11,192
Interest payable	810	712
Payable to affiliate	5	—
Payable for unsettled securities purchased	—	9,700
Other liabilities	2,331	1,802
Total liabilities	452,940	455,625
Members’ Capital	610,478	569,939
Total liabilities and members’ capital	$1,063,418	$1,025,564
Outstanding common membership units	42,646,598	40,548,189
Capital per unit	$14.31	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Investment income

Interest income	$25,043	$18,601
Other income	275	421
Total investment income	25,318	19,022

Expenses

Incentive fee	6,140	3,361
Management fee	3,568	2,514
Interest and other credit facility expenses	3,071	2,483
Administrative expenses (net of reimbursable expenses of $334 and $304, respectively)	425	252
Professional fees (net of reimbursable expenses of $495 and $246, respectively)	77	202
Other general and administrative expenses	410	297
Total expenses	13,691	9,109
Net investment income	11,627	9,913

Net realized gains on investments	1,044	1,007
Net change in unrealized appreciation (depreciation) of investments	11,890	12,747
Net increase in members’ capital resulting from operations	$24,561	$23,667

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Increase in members’ capital resulting from operations:
Net investment income	$11,627	$9,913
Net realized gains on investments	1,044	1,007
Net change in unrealized appreciation (depreciation) of investments	11,890	12,747
Net increase in members’ capital resulting from operations	24,561	23,667
Net contributions	28,400	—
Dividends declared	(13,797)	(9,895)
Offering costs	(75)	—
Reinvestment of dividends	1,450	—
Net increase in members’ capital	40,539	13,772
Members’ capital at beginning of period	569,939	420,502
Members’ capital at end of period	$610,478	$434,274

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$24,561	$23,667
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash used in operating activities:
Net realized gains on investments	(1,044)	(1,007)
Net change in unrealized appreciation of investments	(11,890)	(12,747)
Amortization of purchase discount	(1,103)	(1,539)
Amortization of deferred credit facility costs	357	243
Non-cash interest income	(114)	(204)
(Increase) decrease in operating assets:
Purchase of investments	(112,005)	(106,680)
Proceeds from sales and paydowns of investments	85,110	71,672
Cash paid for drawn revolvers	—	(7,665)
Cash repayments on drawn revolvers	—	3,465
Interest and dividend receivable	(3,209)	(558)
Receivable from unsettled securities sold	9,962	(4,924)
Receivable from affiliate	39	123
Other assets	(157)	27
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(9,700)	4,575
Incentive fee payable	2,750	1,044
Management fee payable	346	314
Interest payable	98	352
Payable to affiliate	5	—
Other liabilities	238	(263)
Net cash flows used in operating activities	(15,756)	(30,105)
Cash flows from financing activities
Net contributions	28,400	—
Dividends paid	(18,023)	(3,423)
Offering costs paid	(224)	—
Proceeds from Holdings Credit Facility	65,425	93,884
Repayment of Holdings Credit Facility	(57,200)	(70,999)
Proceeds from SLF Credit Facility	3,238	22,131
Repayment of SLF Credit Facility	(2,500)	(13,059)
Deferred credit facility costs paid	(234)	(192)
Net cash flows provided by financing activities	18,882	28,342
Net increase (decrease) in cash and cash equivalents	3,126	(1,763)
Cash and cash equivalents at the beginning of the period	12,752	15,319
Cash and cash equivalents at the end of the period	$15,878	$13,556
Supplemental disclosure of cash flow information
Interest paid	$2,545	$1,778
Non-cash financing activities:
Dividends declared and payable	$5,516	$6,472
Value of members’ capital issued in connection with dividend reinvestment plan	1,450	—
Accrual for offering costs	828	—
Accrual for deferred credit facility costs	64	7

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

March 31, 2013
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd. (4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien (2)(7)	12.00%	3/29/2015	$6,664	$6,411	$6,855	1.12%
Total Funded Debt Investments—Bermuda				$6,664	$6,411	$6,855	1.12%
Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$30,000	$29,433	$30,581	5.01%
Total Funded Debt Investments—Cayman Islands				$30,000	$29,433	$30,581	5.01%
Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien (3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,925	$14,521	$15,196	2.49%
Total Funded Debt Investments—United Kingdom				$14,925	$14,521	$15,196	2.49%
Funded Debt Investments—United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)	9.75%	4/1/2021	$20,000	$19,889	$19,900
	Second lien (2)	9.00% (Base Rate + 7.75%)	3/22/2019	20,000	19,383	19,400
				40,000	39,272	39,300	6.44%
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien (3)	6.00% (Base Rate + 4.75%)	5/17/2018	6,616	6,441	6,666
	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,618	29,150
				35,766	35,059	35,816	5.87%
SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436	19,766	20,436
	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	14,314	13,888	14,314
				34,750	33,654	34,750	5.69%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.25%)	6/10/2019	34,000	33,419	34,382	5.63%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.27% (Base Rate + 5.72%)	11/22/2017	7,550	7,418	7,640
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000	23,347	24,270
				31,550	30,765	31,910	5.23%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,716	30,798	5.05%
Unitek Global Services, Inc.
Business Services	First lien (2)	9.00% (Base Rate + 7.50%)	4/16/2018	19,600	19,174	19,551
	First lien (2)	9.00% (Base Rate + 7.50%)	4/16/2018	5,955	5,789	5,940
	First lien (2)	9.00% (Base Rate + 7.50%)	4/16/2018	4,950	4,775	4,938
				30,505	29,738	30,429	4.98%
Global Knowledge Training LLC
Education	First lien (3)	6.51% (Base Rate + 4.99%)	4/21/2017	4,746	4,691	4,675
	First lien (3)	6.50% (Base Rate + 5.00%)	4/21/2017	1,174	1,160	1,156
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,827	24,225
				30,170	29,678	30,056	4.92%

KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.25% (Base Rate + 6.00%)	11/13/2017	29,625	28,975	29,625	4.85%
Transtar Holding Company
Distribution	Second lien (2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,800	29,149	4.77%
Meritas Schools Holdings, LLC
Education	First lien (3)	7.50% (Base Rate + 6.00%)	7/29/2017	7,911	7,849	7,911
	Second lien (2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000	19,756	20,000
				27,911	27,605	27,911	4.57%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,759	26,187	4.29%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,795	25,358	4.15%
Managed Health Care Associates, Inc.
Healthcare Services	First lien (2)	3.46% (Base Rate + 3.25%)	8/1/2014	9,756	8,937	9,756
	Second lien (2)	6.71% (Base Rate + 6.50%)	2/1/2015	15,000	13,021	14,850
				24,756	21,958	24,606	4.03%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
St. George’s University Scholastic Services LLC
Education	First lien (2)	8.50% (Base Rate + 7.00%)	12/20/2017	$19,013	$18,648	$19,036
	First lien (3)	8.50% (Base Rate + 7.00%)	12/20/2017	4,387	4,303	4,393
				23,400	22,951	23,429	3.84%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	22,500	22,172	23,006	3.77%
Learning Care Group (US), Inc.
Education	First lien (2)	14.00% (12.00% + 2.00% PIK)*	4/27/2016	17,368	17,188	16,696
	Subordinated (2)	15.00% PIK*	6/30/2016	3,782	3,649	3,434
	Subordinated (2)	15.00% PIK*	6/30/2016	718	659	652
				21,868	21,496	20,782	3.40%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,710	20,500	3.36%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,620	20,275	3.32%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,900	19,090	20,149	3.30%
Merrill Communications LLC
Business Services	First lien (2)	7.25% (Base Rate + 6.25%)	3/8/2018	20,000	19,802	20,100	3.29%
Six3 Systems, Inc.
Federal Services	First lien (3)	7.00% (Base Rate + 5.75%)	10/4/2019	19,950	19,761	20,075	3.29%
Transplace Texas, L.P.
Logistics	Second lien (2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000	19,605	19,878	3.26%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien (3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,544	19,504	3.19%
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien (3)	7.25% (Base Rate + 6.00%)	11/29/2016	13,854	13,538	13,923
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	5,296	5,160	5,296
				19,150	18,698	19,219	3.15%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/21/2017	19,413	19,172	19,024	3.12%
Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,809	19,559	18,917	3.10%
Ascensus, Inc.
Business Services	First lien (3)	8.00% (Base Rate + 6.75%)	12/21/2018	16,957	16,630	17,339	2.84%
IG Investments Holdings, LLC
Business Services	Second lien (3)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,855	15,000	2.46%
OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,812	14,574	14,880	2.44%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien (3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,438	14,179	14,523	2.38%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated (2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,692	14,414	14,398	2.36%
Aspen Dental Management, Inc
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	14,832	14,536	14,313	2.34%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,833	14,192	2.32%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,674	12,930	2.12%
Van Wagner Communications LLC
Media	First lien (2)	8.25% (Base Rate + 7.00%)	8/3/2018	11,940	11,721	12,104	1.98%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,918	11,850	1.94%
Confie Seguros Holdings II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	9,000	8,851	9,236
	Second lien (2)	10.25% (Base Rate + 9.00%)	5/8/2019	2,000	2,010	2,053
				11,000	10,861	11,289	1.85%
TransFirst Holdings, Inc.
Business Services	Second lien (3)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,710	10,300	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	$10,000	$9,927	$10,300	1.69%
Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 5.00%)	12/14/2016	9,821	9,722	9,723	1.59%
Merge Healthcare Inc.**
Healthcare Services	First lien (2)(7)	11.75%	5/1/2015	9,000	8,924	9,613	1.57%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	13,702	13,569	9,592	1.57%
Consona Holdings, Inc.
Software	First lien (3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,458	8,380	8,500	1.39%
Triple Point Technology, Inc.
Software	First lien (3)	6.25% (Base Rate + 5.00%)	10/27/2017	7,948	7,709	7,981	1.31%
Physio-Control International, Inc.
Healthcare Products	First lien (2)	9.88%	1/15/2019	7,000	7,000	7,927	1.30%
Surgery Center Holdings, Inc.
Healthcare Services	First lien (3)	6.88% (Base Rate + 4.49%)	2/6/2017	6,816	6,793	6,816	1.12%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,031	6,958	6,574	1.08%
Alion Science and Technology Corporation
Federal Services	First lien (2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,320	6,156	6,441	1.06%
Immucor, Inc.
Healthcare Services	Subordinated (2)(7)	11.13%	8/15/2019	5,000	4,945	5,725	0.94%
GCA Services Group, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000	4,952	5,025	0.82%
Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,045	4,912	4,379	0.72%
Brickman Group Holdings, Inc.
Business Services	Subordinated (2)	9.13%	11/1/2018	3,650	3,351	3,988	0.65%
Ozburn-Hessey Holding Company LLC
Logistics	Second lien (2)	11.50% (Base Rate + 9.50%)	10/10/2016	4,000	3,951	3,840	0.63%
YP Holdings LLC(8)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien (2)	15.00% (12.00% + 3.00% PIK)*	5/8/2017	1,776	1,671	1,788	0.29%
Mach Gen, LLC
Power Generation	Second lien (2)	7.79% PIK (Base Rate + 7.50%)*	2/22/2015	1,708	1,734	1,152	0.19%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% +
		4.00% PIK)(5)*	12/30/2014	4,432	4,306	—
	First lien (2)	17.25% (Base Rate + 10.00% +	6/30/2012-
		4.00% PIK)(5)*	Past Due	1,665	1,517	499
	First lien (2)	17.25% (Base Rate + 10.00% +	6/30/2012-
		4.00% PIK)(5)*	Past Due	103	94	103
				6,200	5,917	602	0.10%
Total Funded Debt Investments—United States				$973,154	$953,849	$968,219	158.60%
Total Funded Debt Investments				$1,024,743	$1,004,214	$1,020,851	167.22%

Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd. (4)**
Information Technology	Ordinary shares (2)	—	—	144,270	$65	$51
	Preferred shares (2)	—	—	32,830	15	11
					80	62	0.01%
Total Shares—Bermuda					$80	$62	0.01%
Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	$2	$2
	Preferred shares (2)	—	—	2,423	1,193	2,913
					1,195	2,915	0.48%
Total Shares—United States					$1,195	$2,915	0.48%
Total Shares					$1,275	$2,977	0.49%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Warrants—United States
YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants (2)	—	—	5	$466	$7,230	1.18%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129	156	352	0.06%
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	293	193	0.03%
Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	194	9
Education	Warrants (2)	—	—	3,589	61	41
					255	50	0.01%
Total Warrants—United States					$1,170	$7,825	1.28%
Total Funded Investments					$1,006,659	$1,031,653	168.99%
Unfunded Debt Investments—United States
Advantage Sales & Marketing Inc.
Business Services	First lien (2)(9)—Undrawn	—	12/17/2015	$10,500	$(1,260)	$(787)	-0.13%
Total Unfunded Debt Investments				$10,500	$(1,260)	$(787)	-0.13%
Total Investments					$1,005,399	$1,030,866	168.86%

(1)                                     New Mountain Finance Holdings, L.L.C. (the “Operating Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                     Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Operating Company as the the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian. See Note 7, Borrowing Facilities, for details.

(3)                                     Investment is pledged as collateral for the SLF Credit Facility, a revolving credit facility among New Mountain Finance SPV Funding, L.L.C. as the the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian. See Note 7, Borrowing Facilities, for details.

(4)                                     The Operating Company holds investments in two related entities of Stratus Technologies Bermuda Holdings, Ltd. (“Stratus Holdings”). The Operating Company directly holds ordinary and preferred equity in Stratus Holdings and has a credit investment in the joint issuers of Stratus Technologies Bermuda Ltd. (“Stratus Bermuda”) and Stratus Technologies, Inc. (“Stratus U.S.”), collectively, the “Stratus Notes”. Stratus U.S. is a wholly-owned subsidiary of Stratus Bermuda, which in turn is a wholly-owned subsidiary of Stratus Holdings. Stratus Holdings is the parent guarantor of the credit investment of the Stratus Notes.

(5)                                     Investment is on non-accrual status.

(6)                                     The Operating Company holds investments in two related entities of PODS, Inc. The Operating Company directly holds warrants in Storapod Holding Company, Inc. (“Storapod”) and has a credit investment in Storapod through Storapod WCF II Limited (“Storapod WCF II”). Storapod WCF II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with Storapod. Additionally, the Operating Company has a credit investment in PODS Funding Corp. II (“PODS II”). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority-owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2013
(unaudited)

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

**                                  Indicates assets that the Operating Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Operating Company’s total assets at the time of acquisition of any additional non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2013
(unaudited)

March 31, 2013
Investment Type	Percent of Total Investments at Fair Value
First lien	50.65%
Second lien	43.80%
Subordinated	4.50%
Equity and other	1.05%
Total investments	100.00%

March 31, 2013
Industry Type	Percent of Total Investments at Fair Value
Software	21.90%
Education	17.97%
Business Services	15.05%
Healthcare Services	13.69%
Federal Services	10.68%
Consumer Services	4.39%
Media	2.99%
Distribution	2.83%
Healthcare Products	2.66%
Energy	2.46%
Logistics	2.30%
Industrial Services	1.37%
Healthcare Information Technology	0.93%
Information Technology	0.67%
Power Generation	0.11%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,664	$6,396	$6,631	1.16%
Total Funded Debt Investments—Bermuda				$6,664	$6,396	$6,631	1.16%
Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien(3)	6.50% (Base Rate + 5.25%)	7/30/2019	$2,992	$2,971	$2,999
	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	30,000	29,420	30,488
				32,992	32,391	33,487	5.88%
Total Funded Debt Investments—Cayman Islands				$32,992	$32,391	$33,487	5.88%
Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,963	$14,543	$15,105	2.65%
Total Funded Debt Investments—United Kingdom				$14,963	$14,543	$15,105	2.65%
Funded Debt Investments—United States
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	7.50% (Base Rate + 6.00%)	5/17/2018	$11,700	$11,378	$11,744
	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,604	28,567
				40,850	39,982	40,311	7.07%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,700	7,560	7,785
	Second lien(2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000	23,326	23,560
				31,700	30,886	31,345	5.50%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,711	30,933	5.43%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.25%)	6/10/2019	30,000	29,402	30,319	5.32%
Unitek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	19,650	19,202	19,331
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	5,970	5,798	5,873
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	4,963	4,781	4,882
				30,583	29,781	30,086	5.28%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00%)	11/13/2017	20,000	19,608	19,900
	First lien(2)	7.25% (Base Rate + 6.00%)	11/13/2017	10,000	9,703	9,950
				30,000	29,311	29,850	5.24%
Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,776	4,718	4,705
	First lien(3)	7.25% (Base Rate + 4.00%)	4/21/2017	1,174	1,159	1,156
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,814	23,755
				30,200	29,691	29,616	5.20%
Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.47% (Base Rate + 3.25%)	8/1/2014	14,756	13,240	14,276
	Second lien(2)	6.72% (Base Rate + 6.50%)	2/1/2015	15,000	12,790	14,475
				29,756	26,030	28,751	5.05%
Transtar Holding Company
Distribution	Second lien(2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,787	28,654	5.03%
Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	8,150	8,084	8,171
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000	19,747	20,000
				28,150	27,831	28,171	4.94%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,753	25,125	4.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
St. George’s University Scholastic Services LLC
Education	First lien(2)	8.50% (Base Rate + 7.00%)	12/20/2017	$25,000	$24,501	$24,500	4.30%
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436	19,741	19,542
	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	4,315	4,225	4,126
				24,751	23,966	23,668	4.15%
Aderant North America, Inc.
Software	Second lien(2)	11.00% (Base Rate + 7.75%)	6/20/2019	22,500	22,163	23,062	4.05%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(2)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,704	20,150	3.54%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,369	17,174	16,696
	Subordinated(2)	15.00% PIK*	6/30/2016	3,782	3,639	3,434
				21,151	20,813	20,130	3.53%
Six3 Systems, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 5.75%)	10/4/2019	20,000	19,805	20,025	3.51%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,609	19,900	3.49%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	8.00% (Base Rate + 6.50%)	5/2/2018	19,950	19,202	19,850	3.48%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,659	19,503	3.42%
Transplace Texas, L.P.
Logistics	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000	19,586	19,500	3.42%
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(3)	7.25% (Base Rate + 6.00%)	11/29/2016	14,007	13,668	13,972
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	5,296	5,156	5,113
				19,303	18,824	19,085	3.35%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,859	19,598	18,767	3.29%
Ascensus, Inc.
Business Services	First lien(2)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330
	First lien(3)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330
				17,000	16,660	16,660	2.92%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/21/2017	15,758	15,644	15,600	2.74%
IG Investments Holdings, LLC
Business Services	Second lien(2)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,852	14,925	2.62%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,850	14,600	14,850	2.61%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien(3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,625	14,353	14,671	2.57%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated(2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,637	14,351	14,344	2.52%
Sabre Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/29/2017	13,965	13,918	14,186	2.49%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,825	14,105	2.48%
Triple Point Technology, Inc.
Software	First lien(3)	6.25% (Base Rate + 5.00%)	10/27/2017	12,968	12,549	13,021	2.28%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,666	12,765	2.24%
Aspen Dental Management, Inc
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,870	12,652	12,210	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Van Wagner Communications, LLC
Media	First lien(2)	8.25% (Base Rate + 7.00%)	8/3/2018	$12,000	$11,772	$12,160	2.13%
Supervalu Inc.**
Retail	First lien(2)	8.00% (Base Rate + 6.75%)	8/30/2018	11,940	11,597	12,146	2.13%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,913	11,700	2.05%
Merrill Communications LLC
Business Services	First lien(2)	10.75% (Base Rate + 7.50%)	3/10/2013	11,422	11,421	11,279	1.98%
Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 5.00%)	12/14/2016	11,136	11,018	11,025	1.94%
Immucor, Inc.
Healthcare Services	First lien(3)	5.75% (Base Rate + 4.50%)	8/19/2018	4,938	4,772	5,006
	Subordinated(2)(7)	11.13%	8/15/2019	5,000	4,943	5,650
				9,938	9,715	10,656	1.87%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,702	14,550	10,291	1.81%
Permian Tank & Manufacturing, Inc.
Energy	First lien(3)	9.00% (Base Rate + 7.25%)	3/15/2017	10,072	9,852	10,072	1.77%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,924	10,050	1.76%
Merge Healthcare Inc.**
Healthcare Services	First lien(2)(7)	11.75%	5/1/2015	9,000	8,916	9,709	1.70%
TransFirst Holdings, Inc.
Business Services	Second lien(2)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,700	9,700	1.70%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,479	8,398	8,511	1.49%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	8,000	7,842	8,040	1.41%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	7,000	7,000	7,717	1.35%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,834	6,809	6,800	1.19%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,125	7,046	6,662	1.17%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,320	6,131	6,093	1.07%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000	4,951	4,900	0.86%
Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,058	4,921	4,232	0.74%
Brickman Group Holdings, Inc.
Business Services	Subordinated(2)	9.13%	11/1/2018	3,650	3,342	3,842	0.68%
Ozburn-Hessey Holding Company LLC
Logistics	Second lien(2)	11.50% (Base Rate + 9.50%)	10/10/2016	4,000	3,947	3,680	0.65%
YP Holdings LLC(8)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien(2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	3,559	3,326	3,586	0.63%
Mach Gen, LLC
Power Generation	Second lien(2)	7.82% PIK (Base Rate + 7.50%)*	2/22/2015	3,676	3,474	2,396	0.42%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% +
		4.00% PIK)(5)*	12/30/2014	4,432	4,306	—
	First lien(2)	17.25% (Base Rate + 10.00% +	6/30/2012—
		4.00% PIK)(5)*	Past Due	1,665	1,517	649
	First lien(2)	17.25% (Base Rate + 10.00% +	6/30/2012—
		4.00% PIK)(5)*	Past Due	103	94	103
				6,200	5,917	752	0.13%
Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	648	640	650	0.11%
Total Funded Debt Investments—United States				$942,670	$921,787	$925,287	162.35%
Total Funded Debt Investments				$997,289	$975,117	$980,510	172.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	144,270	$65	$65
	Preferred shares(2)	—	—	32,830	15	15
					80	80	0.01%
Total Shares—Bermuda					$80	$80	0.01%
Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	$2	$2
	Preferred shares(2)	—	—	2,423	1,195	2,423
					1,197	2,425	0.43%
Total Shares—United States					$1,197	$2,425	0.43%
Total Shares					$1,277	$2,505	0.44%
Warrants—United States
YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants(2)	—	—	5	$466	$7,230	1.27%
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	293	192	0.03%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	360,129	156	156	0.03%
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	194	14	0.00%
Total Warrants—United States					$1,109	$7,592	1.33%
Total Funded Investments					$977,503	$990,607	173.81%
Unfunded Debt Investments—United States
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	$10,500	$(1,260)	$(787)	-0.14%
Total Unfunded Debt Investments				$10,500	$(1,260)	$(787)	-0.14%
Total Investments					$976,243	$989,820	173.67%

(1)                                     New Mountain Finance Holdings, L.L.C. (the “Operating Company”) generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). These investments are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)                                     The Holdings Credit Facility is collateralized by the indicated investments.

(3)                                     The SLF Credit Facility is collateralized by the indicated investments.

(4)                                     The Operating Company holds investments in two related entities of Stratus Technologies Bermuda Holdings, Ltd. (“Stratus Holdings”). The Operating Company directly holds ordinary and preferred equity in Stratus Holdings and has a credit investment in the joint issuers of Stratus Technologies Bermuda Ltd. (“Stratus Bermuda”) and Stratus Technologies, Inc. (“Stratus U.S.”), collectively, the “Stratus Notes”. Stratus U.S. is a wholly-owned subsidiary of Stratus Bermuda, which in turn is a wholly-owned subsidiary of Stratus Holdings. Stratus Holdings is the parent guarantor of the credit investment of the Stratus Notes.

(5)                                 Investment is on non-accrual status.

(6)                                 The Operating Company holds investments in two related entities of PODS, Inc. The Operating Company directly holds warrants in Storapod Holding Company, Inc. (“Storapod”) and has a credit investment in Storapod through Storapod WCF II Limited (“Storapod WCF II”). Storapod WCF II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with Storapod. Additionally, the Operating Company has a credit investment in PODS Funding Corp. II (“PODS II”). PODS, Inc. is a wholly-owned subsidiary of PODS Holding, Inc., which in turn is a majority-owned subsidiary of Storapod. PODS II is a special purpose entity used to enter into a Shari’ah-compliant financing arrangement with PODS, Inc. and its subsidiary, PODS Enterprises, Inc.

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

**                                  Indicates assets that the Operating Company deems to be “non-qualifying assets” under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.00% of the Operating Company’s total assets at the time of acquisition of any additional non-qualifying assets.

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

New Mountain Finance Corporation

Statement of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $434,975 and $335,730, respectively)	$448,406	$341,926
Distribution receivable from New Mountain Finance Holdings, L.L.C.	—	3,405
Total assets	$448,406	$345,331
Liabilities
Dividends payable	—	3,405
Total liabilities	—	3,405
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 31,324,660 and 24,326,251 shares issued and outstanding, respectively	313	243
Paid in capital in excess of par	434,662	335,487
Accumulated undistributed net realized gains	575	952
Net unrealized appreciation (depreciation)	12,856	5,244
Total net assets	$448,406	$341,926
Total liabilities and net assets	$448,406	$345,331
Number of shares outstanding	31,324,660	24,326,251
Net asset value per share	$14.31	$14.06

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$15,496	$6,436
Other income	185	146
Total expenses	(8,463)	(3,152)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	7,218	3,430
Net realized and unrealized gain allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	686	348
Net change in unrealized appreciation of investments	7,643	4,410
Net realized and unrealized gain allocated from New Mountain Finance Holdings, L.L.C.	8,329	4,758
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	15,547	8,188
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(31)	—
Net increase in net assets resulting from operations	$15,516	$8,188
Basic earnings per share	$0.61	$0.77
Weighted average shares of common stock outstanding—basic (See Note 11)	25,267,118	10,697,691
Diluted earnings per share	$0.60	$0.77
Weighted average shares of common stock outstanding—diluted (See Note 11)	40,835,723	30,919,692
Dividends declared per share	$0.34	$0.32

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Changes in Net Assets

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$7,218	$3,430
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	686	348
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	7,643	4,410
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(31)	—
Total net increase in net assets resulting from operations	15,516	8,188
Capital transactions
Net proceeds from shares sold	28,400	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(55)	—
Value of shares issued for exchanged units	69,450	—
Dividends declared	(8,281)	(3,423)
Reinvestment of dividends	1,450	—
Total net increase (decrease) in net assets resulting from capital transactions	90,964	(3,423)
Net increase in net assets	106,480	4,765
Net assets at beginning of period	341,926	145,487
Net assets at end of period	$448,406	$150,252

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,516	$8,188
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(7,218)	(3,430)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(8,329)	(4,758)
Net change in unrealized depreciation of investment in New Mountain Finance Holdings, L.L.C.	31	—
(Increase) decrease in operating assets:
Purchase of investment	(28,400)	—
Distributions from New Mountain Finance Holdings, L.L.C.	10,236	3,423
Net cash flows (used in) provided by operating activities	(18,164)	3,423
Cash flows from financing activities
Net proceeds from shares sold	28,400	—
Dividends paid	(10,236)	(3,423)
Net cash flows provided by (used in) financing activities	18,164	(3,423)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$69,450	$—
Value of shares issued in connection with dividend reinvestment plan	1,450	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(55)	—

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Assets and Liabilities

(in thousands, except shares)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $170,287 and $244,015, respectively)	$162,071	$228,013
Distributions receivable from New Mountain Finance Holdings, L.L.C.	5,516	7,786
Total assets	$167,587	$235,799
Liabilities
Dividends payable	5,516	7,786
Total liabilities	5,516	7,786
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	— (1)	— (1)
Paid in capital in excess of par	170,287	244,015
Distributions in excess of net realized gains	(7,425)	(6,676)
Net unrealized depreciation	(791)	(9,326)
Total net assets	162,071	228,013
Total liabilities and net assets	$167,587	$235,799

(1)         As of March 31, 2013 and December 31, 2012, the par value of the total common stock was $1.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Operations

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$9,547	$12,165
Other income	90	275
Total expenses	(5,228)	(5,957)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	4,409	6,483
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	357	659
Net change in unrealized appreciation (depreciation) of investments	4,247	8,336
Net realized and unrealized gain allocated from New Mountain Finance Holdings, L.L.C.	4,604	8,995
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	9,013	15,478
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(5,901)	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	4,288	—
Net increase in net assets resulting from operations	$7,400	$15,478

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Changes in Net Assets

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$4,409	$6,483
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	357	659
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	4,247	8,336
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(5,901)	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	4,288	—
Total net increase in net assets resulting from operations	7,400	15,478
Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(67,806)	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(20)	—
Dividends declared	(5,516)	(6,471)
Total net decrease in net assets resulting from capital transactions	(73,342)	(6,471)
Net (decrease) increase in net assets	(65,942)	9,007
Net assets at beginning of period	228,013	275,015
Net assets at end of period	$162,071	$284,022

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statement of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,400	$15,478
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(4,409)	(6,483)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(4,604)	(8,995)
Net realized gains on investment in New Mountain Finance Holdings, L.L.C.	5,901	—
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(4,288)	—
(Increase) decrease in operating activities
Distributions from New Mountain Finance Holdings, L.L.C.	(7,786)	—
Net cash flows (used in) provided by operating activities	(7,786)	—
Cash flows from financing activities
Proceeds from shares sold	67,806	—
Distribution to New Mountain Guardian AIV, L.P.	(67,806)	—
Dividends paid	7,786	—
Net cash flows provided by (used in) financing activities	7,786	—
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash operating activities:
Distribution receivable from New Mountain Holdings, L.L.C.	$5,516	$6,471
Non-cash financing activities:
Dividends declared and payable	$(5,516)	$(6,471)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(20)	—

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation and the Financial Statements

of New Mountain Finance AIV Holdings Corporation

March 31, 2013

(in thousands, except units/shares and per unit/share data)

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

Note 1. Formation and Business Purpose

New Mountain Finance Holdings, L.L.C. (the “Operating Company” or the “Master Fund”) is a Delaware limited liability company. The Operating Company is externally managed and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, The Operating Company is obligated to comply with certain regulatory requirements. The Operating Company intends to be treated as a partnership for federal income tax purposes for so long as it has at least two members.

The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of March 31, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the

IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at anytime.

During the quarter ended March 31, 2013, NMFC issued an additional 98,409 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.74. Since NMFC’s IPO, and through March 31, 2013, NMFC raised $161,828 in net proceeds from additional offerings of common stock and issued shares valued at $125,764 to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings. As of March 31, 2013, NMFC and AIV Holdings owned approximately 73.5% and 26.5%, respectively, of the units of the Operating Company.

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

The diagram below depicts the Companies’ organizational structure as of March 31, 2013.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

***                           New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”).

The Operating Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, the Operating Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Companies’ financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Operating Company consolidates its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

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

The Companies’ interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X.  Accordingly, the Companies’ interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013.

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

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and

b.                                      For investments other than bonds, the Operating Company looks at the number of quotes readily available and performs the following:

i.                                          Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained.

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Operating Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Companies’ board of directors; and

d.                                      When deemed appropriate by the Operating Company’s management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Operating Company’s investments may fluctuate from period to period.

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

Income taxes—The Operating Company is treated as a partnership for federal income tax purposes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as the partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. The Operating Company files United States (“U.S.”) federal, state, and local income tax returns.

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

The Companies have adopted the Income Taxes topic of the Codification (“ASC 740”). ASC 740 provides guidance for how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on their analyses, the Companies have determined that there were no material uncertain income tax positions through December 31, 2012. The 2011 and 2012 tax years remain subject to examination by U.S. federal, state, and local tax authorities.

Dividends—Distributions to common unit holders of the Operating Company and common stockholders of NMFC and AIV Holdings are recorded on the record date as set by the respective board of directors. In order for NMFC and AIV Holdings to pay a dividend or other distribution to holders of their common stock, it must be accompanied by a prior distribution by the Operating Company to all of its unit holders. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to maintain their status as RICs. NMFC and AIV Holdings intend to distribute approximately all of their portion of the Operating Company’s adjusted net investment income (see Note 5, Agreements) on a quarterly basis and substantially all of their portion of the Operating Company’s taxable income on an annual basis, except that NMFC may retain certain net capital gains for reinvestment.

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

NMFC applies the following in implementing the dividend reinvestment plan. If the price at which newly issued shares are to be credited to stockholders’ accounts is greater than 110.0% of the last determined net asset value of the shares, NMFC will use only newly issued shares to implement its dividend reinvestment plan. Under such circumstances, the number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the market price per share of NMFC’s common stock on the New York Stock Exchange (“NYSE”) on the distribution payment date. Market price per share on that date will be the closing price for such shares on the NYSE or, if no sale is reported for such day, the average of their electronically reported bid and asked prices. If NMFC uses newly issued shares to implement the plan, NMFC will receive, on a one-for-one basis, additional units of the Operating Company in exchange for cash distributions that are reinvested in shares of NMFC’s common stock under the dividend reinvestment plan.

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

Foreign securities—The accounting records of the Operating Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Operating Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with “Net change in unrealized appreciation (depreciation) of investments” and “Net realized gains (losses) on investments” in the Operating Company’s Consolidated Statements of Operations.

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

Note 3. Investments

At March 31, 2013 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$521,343	$522,150
Second lien	437,759	451,491
Subordinated	43,852	46,423
Equity and other	2,445	10,802
Total investments	$1,005,399	$1,030,866

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$219,053	$225,712
Education	188,340	185,240
Business Services	148,782	155,099
Healthcare Services	136,182	141,095
Federal Services	108,011	110,108
Consumer Services	44,129	45,258
Media	23,580	30,845
Distribution	27,800	29,149
Healthcare Products	25,544	27,431
Energy	24,795	25,358
Logistics	23,556	23,718
Industrial Services	13,833	14,192
Healthcare Information Technology	13,569	9,592
Information Technology	6,491	6,917
Power Generation	1,734	1,152
Total investments	$1,005,399	$1,030,866

At December 31, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$496,931	$493,502
Second lien	433,829	441,073
Subordinated	43,097	45,148
Equity and other	2,386	10,097
Total investments	$976,243	$989,820

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$241,742	$246,696
Education	155,047	150,151
Healthcare Services	139,370	143,724
Business Services	140,426	143,420
Federal Services	95,150	95,428
Consumer Services	41,173	41,625
Media	26,582	34,001
Distribution	27,787	28,654
Healthcare Products	25,659	27,220
Logistics	23,533	23,180
Industrial Services	13,825	14,105
Retail	11,597	12,146
Healthcare Information Technology	14,550	10,291
Energy	9,852	10,072
Information Technology	6,476	6,711
Power Generation	3,474	2,396
Total investments	$976,243	$989,820

As of March 31, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2013, the Operating Company’s investment had an aggregate cost basis of $5,917, an aggregate fair value of $602 and total unearned interest income of $232 for the three months then ended. As of December 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,306, a fair value of zero and total unearned interest income of $653 for the year then ended. The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1,611 and a combined fair value of $752 as of December 31, 2012. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned interest income of $310 for the year ended December 31, 2012. As of December 31, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,917 and an aggregate fair value of $752, putting the entire ATI Acquisition Company’s investment on non-accrual status. As of March 31, 2013 and December 31, 2012, unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

As of March 31, 2013, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of March 31, 2013. Any unfunded commitments are disclosed on the Operating Company’s Consolidated Schedule of Investments as of March 31, 2013.

As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2012. Any unfunded commitments are disclosed on the Operating Company’s Consolidated Schedule of Investments as of December 31, 2012.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2013:

	Total	Level I	Level II	Level III
First lien	$522,150	$—	$490,216	$31,934
Second lien	451,491	—	407,388	44,103
Subordinated	46,423	—	22,643	23,780
Equity and other	10,802	—	—	10,802
Total investments	$1,030,866	$—	$920,247	$110,619

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of December 31, 2012:

	Total	Level I	Level II	Level III
First lien	$493,502	$—	$450,617	$42,885
Second lien	441,073	—	397,818	43,255
Subordinated	45,148	—	22,257	22,891
Equity and other	10,097	—	—	10,097
Total investments	$989,820	$—	$870,692	$119,128

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains (losses) on investments	21	21	—	—	—
Net change in unrealized appreciation (depreciation)	1,597	(75)	848	177	647
Purchases, including capitalized PIK and revolver fundings	773	—	—	712	61
Proceeds from sales and paydowns of investments	(10,900)	(10,897)	—	—	(3)
Fair value, March 31, 2013	$110,619	$31,934	$44,103	$23,780	$10,802
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$1,812	$140	$848	$177	$647

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,967	$33,141	$48,405	$6,571	$2,850
Total gains or losses included in earnings:
Net realized gains (losses) on investments	23	— (2)	23	—	—
Net change in unrealized appreciation (depreciation)	193	366	(173)	—	—
Purchases, including capitalized PIK and revolver fundings	34,574	34,574	—	—	—
Proceeds from sales and paydowns of investments	(11,400)	(6,400)	(5,000)	—	—
Transfers out of Level III(1)	(11,112)	(11,112)	—	—	—
Fair value, March 31, 2012	$103,245	$50,569	$43,255	$6,571	$2,850
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$366	$366	$—	$—	$—

(1)                                 As of March 31, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 Net realized gains (losses) on first lien investments were less than $0.5.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2013 and March 31, 2012. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

The Operating Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs.

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, the Operating Company evaluates the overall performance and financial stability of the portfolio company.  Post investment, the Operating Company analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  The Operating Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  The Operating Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of March 31, 2013, the Operating

Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in seven of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of March 31, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in seven of its portfolio companies.

		EBITDA Range		Discount Range
Type	Approach	Low	High	Low	High
First lien	Market and Income	4.00x	7.00x	7.0%	18.4%
Second lien	Market and Income	5.50x	9.00x	11.2%	13.1%
Subordinated	Market and Income	5.50x	9.00x	12.0%	21.7%
Equity	Market and Income	5.50x	8.00x	14.0%	20.0%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of March 31, 2013, as both facilities are continually monitored and examined by both the borrower and the lender. Both facilities were amended and restated during the year ended December 31, 2012 to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. Additionally for the three months ended March 31, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. See Note 7, Borrowing Facilities, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of March 31, 2013), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by the Operating Company for the three months ended March 31, 2013 and March 31, 2012.

	Three months ended
	March 31, 2013	March 31, 2012
Management fee	$3,568	$2,514
Incentive fee, excluding accrued capital gains incentive fees	3,458	2,450
Accrued capital gains incentive fees(1)	2,682	911

(1)                             The accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on March 31, 2013 and March 31, 2012, respectively, and liquidated its investments at the valuations as of the respective year ends. As of March 31, 2013 and March 31, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Operating Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three months ended March 31, 2013 is adjusted to reflect this step-up to fair market value.

	Three months ended March 31, 2013	Adjustments	Adjusted three months ended March 31, 2013
Investment income
Interest income	$25,043	$(479)	$24,564
Other income	275	—	275
Total investment income	25,318	(479)	24,839
Total expenses pre-incentive fee	7,551	—	7,551
Pre-Incentive Fee Net Investment Income	17,767	(479)	17,288
Incentive fee (1)	6,140	—	6,140
Post-Incentive Fee Net Investment Income	11,627	(479)	11,148
Net realized gains on investments	1,044	(460)	584
Net change in unrealized appreciation of investments	11,890	939	12,829
Net increase in capital resulting from operations	$24,561		$24,561

(1)                                 For the three months ended March 31, 2013, the Operating Company incurred total incentive fees of $6,140, of which $2,682 related to capital gains incentive fees on a hypothetical liquidation basis.

The following Statement of Operations for the three months ended March 31, 2012 is adjusted to reflect the step-up to fair market value.

	Three months ended March 31, 2012	Adjustments	Adjusted three months ended March 31, 2012
Investment income
Interest income	$18,601	$(1,023)	$17,578
Other income	421	—	421
Total investment income	19,022	(1,023)	17,999
Total expenses pre-incentive fee	5,748	—	5,748
Pre-Incentive Fee Net Investment Income	13,274	(1,023)	12,251
Incentive fee (1)	3,361	—	3,361
Post-Incentive Fee Net Investment Income	9,913	(1,023)	8,890
Net realized gains on investments	1,007	(713)	294
Net change in unrealized appreciation of investments	12,747	1,736	14,483
Net increase in capital resulting from operations	$23,667		$23,667

(1)           For the three months ended March 31, 2012, the Operating Company incurred total incentive fees of $3,361, of which $911 related to capital gains incentive fees on a hypothetical liquidation basis.

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. The Operating Company will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013.

The Operating Company incurred $829 in expenses in excess of the expense cap for the three months ended March 31, 2013, of which $495 was receivable from an affiliate as of March 31, 2013. The Operating Company incurred $550 in expenses in excess of the expense cap for the three months ended March 31, 2012, of which $246 was receivable from an affiliate as of March 31, 2012.

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

NMFC entered into a Registration Rights Agreement with AIV Holdings, Steven B. Klinsky (the Chairman of the Companies’ board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the “Securities Act of 1933”), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC’s common stock issued or issuable in exchange for units and any other shares of NMFC’s common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to “piggyback”, or include their own registerable securities in such a registration. During the three months ended March 31, 2013, shares held by AIV Holdings and Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of March 31, 2013, NMFC and AIV Holdings owned approximately 73.5% and 26.5%, respectively, of the units of the Operating Company.

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

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013.

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

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company’ investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Operating Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser’s allocation procedures.

Concurrently with the IPO, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in the Concurrent Private Placement.

Note 7. Borrowing Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The Operating Company became a party to the Holdings Credit Facility upon the IPO of NMFC. The Holdings Credit Facility amends and restates the credit facility of the Predecessor Entities (the “Predecessor Credit Facility”).

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $230,000, as amended on March 28, 2013. As of March 31, 2013, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three months ended March 31, 2013 and March 31, 2012.

	Three months ended
	March 31, 2013	March 31, 2012
Interest expense	$1,469	$1,062
Non-usage fee	15	39
Weighted average interest rate	3.0%	3.3%
Average debt outstanding	$198,900	$128,956

As of March 31, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $215,163 and $206,938, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215,000, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies. Due to an amendment to the SLF Credit Facility on October 27, 2011, NMF SLF

is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of March 31, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013. The amendment does not increase the amount of borrowings permitted under the SLF Credit Facility.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

	Three months ended
	March 31, 2013	March 31, 2012
Interest expense	$1,186	$1,091
Non-usage fee	1	4
Weighted average interest rate	2.2%	2.5%
Average debt outstanding	$214,330	$172,090

As of March 31, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $215,000 and $214,262, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

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

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of March 31, 2013, the Operating

Company had unfunded commitments on revolving credit facilities of $10,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments. As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities of $10,500, no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of March 31, 2013. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of March 31, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

					Accumulated
	Common Stock		Paid in Capital in Excess	Undistributed Net Investment	Undistributed Net Realized Gains	Net Unrealized Appreciation	Total Stockholders’
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Equity
Balance at December 31, 2012	24,326,251	$243	$335,487	$—	$952	$5,244	$341,926
Issuances of common stock	6,998,409	70	99,230	—	—	—	99,300
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(55)	—	—	—	(55)
Dividends declared	—	—	—	(7,218)	(1,063)	—	(8,281)
Net increase in stockholders’ equity resulting from operations	—	—	—	7,218	686	7,612	15,516
Balance at March 31, 2013	31,324,660	$313	$434,662	$—	$575	$12,856	$448,406

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

				Paid in Capital	Undistributed	Distributions	Net Unrealized	Total
	Common Stock			in Excess	Net Investment	In Excess of Net	(Depreciation)	Stockholders’
	Shares	Par Amount		of Par	Income	Realized (Losses) Gains	Appreciation	Equity

Balance at December 31, 2012	100	$—	(1)	$244,015	$—	$(6,676)	$(9,326)	$228,013
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(20)	—	—	—	(20)
Dividends declared	—	—		—	(4,409)	(1,107)	—	(5,516)
Distribution to New Mountain Guardian AIV, L.P.	—	—		(73,708)	—	5,902	—	(67,806)
Net increase (decrease) in stockholders’ equity resulting from operations	—	—		—	4,409	(5,544)	8,535	7,400

Balance at March 31, 2013	100	$—	(1)	$170,287	$—	$(7,425)	$(791)	$162,071

(1)                                 As of March 31, 2013 and December 31, 2012, the par amount of the total common stock was $1.

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended
	March 31, 2013	March 31, 2012
Numerator for basic earnings per share:	$15,516	$8,188
Denominator for basic weighted average share:	25,267,118	10,697,691
Basic earnings per share:	$0.61	$0.77
Numerator for diluted earnings per share(a):	$24,561	$23,667
Denominator for diluted weighted average share(b):	40,835,723	30,919,629
Diluted earnings per share:	$0.60	$0.77

(a)                                 Includes the full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of March 31, 2013 and March 31, 2012, respectively (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective three months ended March 31, 2013 and March 31, 2012.

	Three months ended
	March 31, 2013	March 31, 2012
Total return based on net asset value (a)	4.26%	5.63%
Average net assets for the period	$579,794	$427,388
Ratio to average net assets (b):
Net investment income	8.13%	9.33%
Total expenses (gross)	10.16%	9.09%
Total expenses (net of reimbursable expenses)	9.58%	8.57%
Net assets, end of period	$610,478	$434,274
Average debt outstanding—Holdings Credit Facility	$198,900	$128,956
Average debt outstanding—SLF Credit Facility	$214,330	$172,090
Weighted average common membership units outstanding	40,835,723	30,919,629
Asset coverage ratio	241.92%	232.84%
Portfolio turnover	8.18%	9.81%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

	Three months ended
	March 31, 2013	March 31, 2012
Per unit data for the Operating Company (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net investment income	0.28	0.32
Net realized and unrealized gains (losses)	0.31	0.45
Dividends from net investment income	(0.34)	(0.32)
Net increase in net assets resulting from operations	0.25	0.45
Net asset value, March 31, 2013 and March 31, 2012, respectively	$14.31	$14.05

(a)                                 Per unit data is based on weighted average common membership units outstanding.

The following information sets forth the financial highlights for NMFC for the three months ended March 31, 2013 and March 31, 2012. The ratios to average net assets have been annualized.

	Three months ended
	March 31, 2013	March 31, 2012
Per share data (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.28	0.32
Net realized and unrealized gains (losses)	0.31	0.45
Total net increase	0.59	0.77
Dividends declared	(0.34)	(0.32)
Net asset value, March 31, 2013 and March 31, 2012, respectively	$14.31	$14.05
Per share market value, March 31, 2013 and March 31, 2012, respectively	$14.62	$13.74
Total return based on market value (b)	0.40%	4.85%
Total return based on net asset value (c)	4.26%	5.63%
Shares outstanding at end of period	31,324,660	10,697,691
Average weighted shares outstanding for the period	25,267,118	10,697,691
Average net assets for the period	$358,939	$147,869
Ratio to average net assets (d):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	9.58%	8.57%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	8.13%	9.33%

(a)                                 Per share data is based on the summation of the per share results of operations items over the outstanding shares for the period in which the respective line items were realized or earned.

(b)                                 Total return is calculated assuming a purchase of common stock at the opening of the first day of the year and a sale on the closing of the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC’s dividend reinvestment plan.

(c)                                  Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(d)                                 Ratio to average net assets for the three months ended March 31, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

The following information sets forth the financial highlights for AIV Holdings for the three months ended March 31, 2013 and March 31, 2012. The ratios to average net assets have been annualized.

	Three months ended
	March 31, 2013	March 31, 2012
Total return based on net asset value (a)	3.24%	5.63%
Average net assets for the period	$220,855	$279,519
Ratio to average net assets (b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	9.58%	8.57%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	8.13%	9.33%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets for the three months ended March 31, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Note 13. Subsequent Events

On May 6, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2013 distribution of $0.34 per unit/share payable on June 28, 2013 to holders of record as of June 14, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on June 28, 2013 to holders of record as of June 14, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.,

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C. as of March 31, 2013, including the Consolidated Schedule of Investments, and the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the three months ended March 31, 2013 and 2012. Also, we have reviewed the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of March 31, 2013, and the related Statements of Operations, Changes in Net Assets and Cash Flows for the three month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments as of December 31, 2012 and the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the year then ended (not presented herein), and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012, the related Statements of Operations, Changes in Net Assets, and Cash Flows for the year then ended (not presented herein); and in our reports dated March 6, 2013, we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012 is fairly stated, in all material respects, in relation to the Consolidated Statement of Assets, Liabilities, and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedules of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation from which they have been derived.

DELOITTE & TOUCHE LLP

New York, New York

May 6, 2013

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

Forward-Looking Statements

The information contained in this section should be read in conjunction with the financial data and financial statements and combined notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of New Mountain Finance Holdings, L.L.C. (the “Operating Company” or the “Master Fund”), New Mountain Finance Corporation (“NMFC”) or New Mountain Finance AIV Holdings Corporation (“AIV Holdings”). The forward-looking statements contained in this section involve a number of risks and uncertainties, including:

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

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2012.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “should”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2012.

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

The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of March 31, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the limited partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at anytime.

During the quarter ended March 31, 2013, NMFC issued an additional 98,409 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.74. Since NMFC’s IPO, and through March 31, 2013, NMFC raised approximately $161.8 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $125.8 million to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in additional offerings. As of March 31, 2013, NMFC and AIV Holdings owned approximately 73.5% and 26.5%, respectively, of the units of the Operating Company.

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

The diagram below depicts our organizational structure as of March 31, 2013.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

***                           New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”).

The Operating Company’s investment objective is to generate current income and capital appreciation through the sourcing and origination of debt securities at all levels of the capital structure, including first and second lien debt, notes, bonds and mezzanine securities. In some cases, The Operating Company’s investments may also include equity interests. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance.

As of March 31, 2013, the Operating Company’s net asset value was $610.5 million and its portfolio had a fair value of approximately $1,030.9 million in 61 portfolio companies, with a weighted average yield to maturity of approximately 9.8%. This yield to maturity calculation assumes that all investments not on non-accrual are purchased at fair value on March 31, 2013 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors.

Recent Developments

On May 6, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2013 distribution of $0.34 per unit/share payable on June 28, 2013 to holders of record as of June 14, 2013. Subsequently, AIV Holdings’ board of directors declared a dividend payable on June 28, 2013 to holders of record as of June 14, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

John Kline, Chief Operating Officer and Executive Vice President of the Companies, joined the Investment Committee of the Investment Adviser, as of April 30, 2013, replacing a departing Investment Committee member.

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

Basis of Accounting

The Operating Company consolidates its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the Master Fund.

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

a.                                      Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below);

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

ii.                                       Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment’s par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).

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

c.                                       If an investment falls into (3) above for four consecutive quarters and if the investment’s par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Companies’ board of directors.

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

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Operating Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), the Operating Company, to the extent that we hold such investments, does not adjust the quoted price for these investments, even in situations where the Operating Company holds a large position and a sale could reasonably impact the quoted price.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2013:

(in thousands)	Total	Level I	Level II	Level III
First lien	$522,150	$—	$490,216	$31,934
Second lien	451,491	—	407,388	44,103
Subordinated	46,423	—	22,643	23,780
Equity and other	10,802	—	—	10,802
Total investments	$1,030,866	$—	$920,247	$110,619

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

Company Performance, Financial Review, and Analysis:  Prior to investment, as part of its due diligence process, the Operating Company evaluates the overall performance and financial stability of the portfolio company.  Post investment, the Operating Company analyzes each portfolio company’s current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) growth, margin trends, liquidity position, covenant compliance and changes to its capital structure.  The Operating Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis.  This analysis is specific to each portfolio company.  The Operating Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Operating Company will consider the pricing indicated by the external event to corroborate the private valuation.

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  In applying the market based approach as of March 31, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in seven of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of March 31, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in seven of its portfolio companies.

		EBITDA Range		Discount Range
Type	Approach	Low	High	Low	High
First lien	Market and Income	4.00x	7.00x	7.0%	18.4%
Second lien	Market and Income	5.50x	9.00x	11.2%	13.1%
Subordinated	Market and Income	5.50x	9.00x	12.0%	21.7%
Equity	Market and Income	5.50x	8.00x	14.0%	20.0%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate.

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

As of March 31, 2013, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio companies; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of March 31, 2013, the Operating Company’s first lien positions in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of March 31, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of March 31, 2013, the Operating Company’s investment had an aggregate cost basis of $5.9 million, an aggregate fair value of $0.6 million and total unearned interest income of $0.2 million for the three months then ended. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $1,030.9 million in 61 portfolio companies at March 31, 2013 and approximately $989.8 million in 63 portfolio companies at December 31, 2012.

The following table shows the Operating Company’s portfolio and investment activity for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended
(in millions)	March 31, 2013	March 31, 2012
New investments in 10 and 11 portfolio companies, respectively	$112.0	$106.7
Debt repayments in existing portfolio companies	61.6	22.9
Sales of securities in 8 and 9 portfolio companies, respectively	23.5	48.8
Change in unrealized appreciation on 46 and 39 portfolio companies, respectively	14.0	15.4
Change in unrealized depreciation 17 and 23 portfolio companies, respectively	(2.1)	(2.7)

At March 31, 2013, the Operating Company’s weighted average yield to maturity was approximately 9.8%.

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

The following table for the Operating Company for the three months ended March 31, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended March 31, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended March 31, 2013
Investment income
Interest income	$25,043	$(479)	$—	$24,564
Other income	275	—	—	275
Total investment income	25,318	(479)	—	24,839
Total expenses pre-incentive fee	7,551	—	—	7,551
Pre-Incentive Fee Net Investment Income	17,767	(479)	—	17,288
Incentive fee	6,140	—	(2,682)	3,458
Post-Incentive Fee Net Investment Income	11,627	(479)	2,682	13,830
Net realized gains on investments	1,044	(460)	—	584
Net change in unrealized appreciation of investments	11,890	939	—	12,829
Capital gains incentive fees	—		(2,682)	(2,682)
Net increase in capital resulting from operations	$24,561			$24,561

(1)                                 For the three months ended March 31, 2013, the Operating Company incurred total incentive fees of $6.1 million, of which $2.7 million related to capital gains incentive fees on a hypothetical liquidation basis.

For the three months ended March 31, 2013, the Operating Company had a $1.0 million adjustment to interest income for amortization, a decrease of $0.5 million to net realized gains and an increase of $0.9 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended March 31, 2013, total adjusted investment income of $24.8 million consisted of approximately $22.3 million in cash interest from investments, approximately $0.6 million in payment-in-kind interest from investments, approximately $1.0 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.6 million and approximately $0.3 million in other income. The Operating Company’s Adjusted Net Investment Income was $13.8 million for the three months ended March 31, 2013.

In accordance with GAAP, for the three months ended March 31, 2013, the Operating Company accrued $2.7 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of March 31, 2013, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended March 31, 2013 and March 31, 2012

Revenue

	Three months ended		Percent
(in thousands)	March 31, 2013	March 31, 2012	Change
Interest income	$25,043	$18,601	35%
Other income	275	421	(35)%
Total investment income	$25,318	$19,022

The Operating Company’s total investment income increased by $6.3 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in investment income from the three months ended March 31, 2012 to the three months ended March 31, 2013 was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock and the Operating Company’s use of leverage for its revolving credit facilities to originate new investments.

Operating Expenses

	Three months ended		Percent
(in thousands)	March 31, 2013	March 31, 2012	Change
Incentive fee (1)	$6,140	$3,361	83%
Management fee	3,568	2,514	42%
Interest and other credit facility expenses	3,071	2,483	24%
Professional fees	77	202	(62)%
Other expenses	835	549	52%
Total operating expenses	$13,691	$9,109

(1)                                 For the three months ended March 31, 2013, the total incentive fees incurred of $6.1 million included $2.7 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total operating expenses increased by $4.6 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Interest and other credit facility expenses increased by $0.6 million during the three months ended March 31, 2013, primarily due to the increase of average debt outstanding from $129.0 million to $198.9 million for the Holdings Credit Facility and from $172.1 million to $214.3 million for the SLF Credit Facility for the three months ended March 31, 2012 compared to March 31, 2013. As of March 31, 2013, the Operating Company incurred $37 thousand in other expenses that were not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees and incentive fees increased by $1.1 million and $2.8 million, respectively, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in management and incentive fees from the three months ended March 31, 2012 to the three months ended March 31, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock and the Operating Company’s use of leverage for its revolving credit facilities to originate new investments.  As a result of the net increase in Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation), the Operating Company’s capital gains incentive fees increased from $0.9 million for the three months ended March 31, 2012 to $2.7 million for the three months ended March 31, 2013, accounting for $1.8 million of the $2.8 million change in total incentive fees. As of March 31, 2013 and March 31, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended		Percent
(in thousands)	March 31, 2013	March 31, 2012	Change
Net realized gains on investments	$1,044	$1,007	4%
Net change in unrealized appreciation (depreciation) of investments	11,890	12,747	(7)%
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$12,934	$13,754

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $12.9 million for the three months ended March 31, 2013 compared to a net gain of $13.8 million for the same period in 2012. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2013 and March 31, 2012 was primarily driven by the overall increase in the market prices of the Operating Company’s investments during the respective periods.

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

Since NMFC’s IPO, and through March 31, 2013, NMFC raised $161.8 million in net proceeds from additional offerings of common stock and issued shares valued at $125.8 million to AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

On March 25, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.30 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 900,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28.4 million in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 2,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 4,900,000 shares of NMFC’s common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

The Operating Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC.

At March 31, 2013 and December 31, 2012, the Operating Company had cash and cash equivalents of approximately $15.9 million and $12.8 million, respectively. Cash (used in) operating activities for the three months ended March 31, 2013 and March 31, 2012 was approximately $(15.8) million and $(30.1) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

Credit Facilities

Holdings Credit Facility—The Loan and Security Agreement, as amended and restated, dated May 19, 2011 (the “Holdings Credit Facility”) among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the Holdings Credit Facility is $230.0 million, as amended on March 28, 2013. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended
(in millions)	March 31, 2013		March 31, 2012
Interest expense	$1.5		$1.1
Non-usage fee	—	(1)	—	(1)
Weighted average interest rate	3.0%		3.3%
Average debt outstanding	$198.9		$129.0

(1)                                 For the three months ended March 31, 2013 and March 31, 2012, the total non-usage fee was less than $50 thousand.

As of March 31, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $215.2 million and $206.9 million, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

SLF Credit Facility—NMF SLF’s Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the “SLF Credit Facility”) among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215.0 million, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies. Due to an amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

As of March 31, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013. The amendment does not increase the amount of borrowings permitted under the SLF Credit Facility.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three months ended March 31, 2013 and March 31, 2012:

	Three months ended
(in millions)	March 31, 2013		March 31, 2012
Interest expense	$1.2		$1.1
Non-usage fee	—	(1)	—	(1)
Weighted average interest rate	2.2%		2.5%
Average debt outstanding	$214.3		$172.1

(1)           For the three months ended March 31, 2013 and March 31, 2012, the total non-usage fee was less than $50 thousand.

As of March 31, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $215.0 million and $214.3 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2013 and December 31, 2012, the Operating Company had outstanding commitments to third parties to fund investments totaling $10.5 million and $10.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments. As of March 31, 2013 and December 31, 2012, the Operating Company did not enter into any bridge financing commitments.

Borrowings

The Operating Company had borrowings of $215.2 million and $206.9 million outstanding as of March 31, 2013 and December 31, 2012, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $215.0 million and $214.3 million outstanding as of March 31, 2013 and December 31, 2012, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of March 31, 2013 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$215.2	$—	$—	$215.2	$—
SLF Credit Facility(2)	215.0	—	—	215.0	—
Total Contractual Obligations	$430.2	$—	$—	$430.2	$—

(1)                                 Under the terms of the $230.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($215.2 million as of March 31, 2013) must be repaid on or before October 27, 2016. As of March 31, 2013, there was approximately $14.8 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($215.0 million as of March 31, 2013) must be repaid on or before October 27, 2016. As of March 31, 2013, there was no remaining capacity under the SLF Credit Facility.

The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $10.5 million of undrawn funding commitments as of March 31, 2013 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of March 31, 2013, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders / unit holders of the Companies for the three months ended March 31, 2013 totaled $13.8 million, of which $5.5 million remained as an outstanding payable to AIV Holdings and its stockholders as of March 31, 2013.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2013
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	$0.34

December 31, 2012
Fourth Quarter (1)	December 27, 2012	December 31, 2012	January 31, 2013	$0.14
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter (2)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$2.91

(1)         Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

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

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions)
December 31, 2013
First Quarter (1)	March 6, 2013	March 15, 2013	March 28, 2013 (2)	$5.5	(10)

December 31, 2012
Fourth Quarter (1)(3)	December 27, 2012	December 31, 2012	January 31, 2013	$2.3
Fourth Quarter (1)	November 6, 2012	December 14, 2012	December 28, 2012 (4)	5.5
Third Quarter (5)	August 8, 2012	September 14, 2012	September 28, 2012	6.9	(6)
Second Quarter (5)	May 8, 2012	June 15, 2012	June 29, 2012 (8)	6.9
Second Quarter (5)(7)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter (5)	March 7, 2012	March 15, 2012	March 30, 2012 (9)	6.5

December 31, 2011 (5)
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$55.6

(1)                            As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(2)                            Actual cash payment was made on April 5, 2013.

(3)                            Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

(4)                            Actual cash payment was made on January 7, 2013.

(5)                            As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(6)                            This amount does not include the distribution to Guardian AIV of $58.2 million in connection with net proceeds from the September 28, 2012 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(7)                            Special dividend related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

(8)                            Actual cash payment was made on July 9, 2012.

(9)                            Actual cash payment was made on April 4, 2012.

(10)                     This amount does not include the distribution to Guardian AIV of $67.8 million in connection with net proceeds from the March 25, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

Tax characteristics of all dividends paid by NMFC and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

Since NMFC and AIV Holdings are holding companies, all distributions on their common stock will be paid from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to maintain their status as RICs. Under certain circumstances, the distributions that the Operating Company makes to its members may not be sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to qualify as a RIC. In that case, it is expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV would be required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would result in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings intends to make quarterly distributions to Guardian AIV out of assets legally available for distribution each quarter. NMFC intends to distribute approximately its entire portion of the Operating Company’s Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

NMFC maintains an “opt out” dividend reinvestment plan for its common stockholders. As a result, if the Operating Company declares a dividend, then NMFC stockholders’ cash dividends will be automatically reinvested in additional shares of NMFC’s common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends. Cash dividends reinvested in additional shares of NMFC’s common stock will be automatically reinvested by NMFC in the Operating Company in exchange for additional units of the Operating Company. See Item 1—Financial Statements—Note 2, Summary of Significant Accounting Policies for additional details regarding NMFC’s dividend reinvestment plan.

AIV Holdings does not intend to reinvest any distributions received in additional units of the Operating Company.

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of March 31, 2013, NMFC and AIV Holdings own approximately 73.5% and 26.5%, respectively, of the units of the Operating Company.

•                  The Operating Company has entered into the Investment Management Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Management Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Management Agreement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31 2013, certain of the loans held in the Operating Company’s portfolio had floating interest rates. Interest rates on the loans held within the Operating Company’s portfolio of investments are typically based on floating LIBOR, with many of these assets also having a LIBOR floor. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on March 31, 2013. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, the Operating Company uses the outstanding balance as of March 31, 2013. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of March 31, 2013, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2013. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2013, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points (1)	0.98%
Base Interest Rate	—%
+100 Basis Points	(4.33)%
+200 Basis Points	(0.10)%
+300 Basis Points	5.51%

(1)                                 Limited to the lesser of the March 31, 2013 LIBOR rates or a decrease of 25 basis points.

The Operating Company was not exposed to any foreign currency exchange risks as of March 31, 2013.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of March 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2013.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2013, NMFC did not purchase any of its common stock in the open market.

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(12)

10.13

Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (13)

10.14

Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (15)

10.15

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.16

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.17

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.18

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.19

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.20

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.21

Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.22

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(12)

10.23

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(13)

10.24

Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender (14)

10.25

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.26	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(10)

10.27	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.28	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.29	Amended and Restated Administration Agreement(8)

10.30	Form of Trademark License Agreement(1)

10.31	Amendment No. 1 to Trademark License Agreement(8)

10.32	Form of Registration Rights Agreement(1)

10.33	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.30	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.31	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(11)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed May 8, 2012.

(12)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed August 8, 2012.

(13)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on December 21, 2012.

(14)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 13, 2013.

(15)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on April 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2013.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C. NEW MOUNTAIN FINANCE CORPORATION NEW MOUNTAIN FINANCE AIV HOLDINGS CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)