Form 10-Q
period 2013-06-30
New Mountain Finance Holdings, L.L.C.; New Mountain Finance AIV Holdings Corp; New Mountain Finance Corp
filed 2013-08-07
CIK 1491925, 1515173, 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2013

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of August 7, 2013
New Mountain Finance Holdings, L.L.C.	Common membership units	44,720,486
New Mountain Finance Corporation	Common stock, $0.01 par value	38,148,548
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of June 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three months and six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	4
	Consolidated Statements of Changes in Members’ Capital for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2013 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2012	12
	New Mountain Finance Corporation
	Statements of Assets and Liabilities as of June 30, 2013 (unaudited) and December 31, 2012	18
	Statements of Operations for the three months and six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	19
	Statements of Changes in Net Assets for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	20
	Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	21
	New Mountain Finance AIV Holdings Corporation
	Statements of Assets and Liabilities as of June 30, 2013 (unaudited) and December 31, 2012	22
	Statements of Operations for the three months and six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	23
	Statements of Changes in Net Assets for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	24
	Statements of Cash Flows for the six months ended June 30, 2013 (unaudited) and June 30, 2012 (unaudited)	25

	Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	26

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item 4.	Controls and Procedures	71

PART II. OTHER INFORMATION		72

Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	72
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
	Signatures	77

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

(in thousands, except units and per unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments at fair value (cost of $1,045,565 and $976,243, respectively)	$1,059,001	$989,820
Cash and cash equivalents	15,946	12,752
Interest and dividend receivable	11,202	6,340
Deferred credit facility costs (net of accumulated amortization of $2,751 and $2,016, respectively)	5,232	5,490
Receivable from affiliate	648	534
Receivable from unsettled securities sold	—	9,962
Other assets	2,394	666
Total assets	$1,094,423	$1,025,564
Liabilities
Holdings Credit Facility	209,436	206,938
SLF Credit Facility	207,100	214,262
Payable for unsettled securities purchased	19,600	9,700
Incentive fee payable	5,407	3,390
Capital gains incentive fee payable	5,388	4,407
Management fee payable	3,727	3,222
Interest payable	757	712
Payable to affiliate	46	—
Dividends payable	—	11,192
Other liabilities	2,667	1,802
Total liabilities	454,128	455,625
Members’ Capital	640,295	569,939
Total liabilities and members’ capital	$1,094,423	$1,025,564
Outstanding common membership units	44,720,486	40,548,189
Capital per unit	$14.32	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Investment income

Interest income	$27,321	$20,124	$52,364	$38,725
Dividend income	6,436	—	6,433	—
Other income	1,399	175	1,677	596
Total investment income	35,156	20,299	60,474	39,321

Expenses

Incentive fee	5,407	2,718	8,865	5,169
Capital gains incentive fee	(1,701)	53	981	964
Total incentive fee	3,706	2,771	9,846	6,133
Management fee	3,727	2,606	7,295	5,120
Interest and other credit facility expenses	3,118	2,401	6,189	4,884
Administrative expenses	939	504	1,698	1,060
Professional fees	563	426	1,135	874
Other general and administrative expenses	396	343	806	639
Total expenses	12,449	9,051	26,969	18,710
Less: expenses waived and reimbursed (See Note 5)	(836)	(398)	(1,665)	(948)
Net expenses	11,613	8,653	25,304	17,762
Net investment income	23,543	11,646	35,170	21,559

Net realized gains on investments	3,312	11,968	4,356	12,976
Net change in unrealized (depreciation) appreciation of investments	(12,031)	(12,529)	(141)	216
Net increase in members’ capital resulting from operations	$14,824	$11,085	$39,385	$34,751

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Increase (decrease) in members’ capital resulting from operations:
Net investment income	$35,170	$21,559
Net realized gains on investments	4,356	12,976
Net change in unrealized (depreciation) appreciation of investments	(141)	216
Net increase in members’ capital resulting from operations	39,385	34,751
Net contributions	57,020	—
Dividends declared	(28,296)	(27,518)
Offering costs	(249)	—
Reinvestment of dividends	2,496	—
Net increase in members’ capital	70,356	7,233
Members’ capital at beginning of period	569,939	420,502
Members’ capital at end of period	$640,295	$427,735

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$39,385	$34,751
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(4,356)	(12,976)
Net change in unrealized depreciation (appreciation) of investments	141	(216)
Amortization of purchase discount	(1,923)	(3,006)
Amortization of deferred credit facility costs	735	511
Non-cash interest income	(2,177)	(715)
(Increase) decrease in operating assets:
Purchase of investments	(262,254)	(233,117)
Proceeds from sales and paydowns of investments	201,388	203,830
Cash paid for drawn revolvers	—	(7,665)
Cash repayments on drawn revolvers	—	6,300
Interest and dividend receivable	(4,862)	261
Receivable from unsettled securities sold	9,962	—
Receivable from affiliate	(114)	250
Other assets	(715)	(439)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	9,900	11,595
Incentive fee payable	2,017	401
Capital gains incentive fee payable	981	964
Management fee payable	505	405
Interest payable	45	(1,176)
Payable to affiliate	46	—
Other liabilities	166	(61)
Net cash flows used in operating activities	(11,130)	(103)
Cash flows from financing activities
Net contributions	57,020	—
Dividends paid	(36,992)	(20,643)
Offering costs paid	(542)	(101)
Proceeds from Holdings Credit Facility	171,818	177,618
Repayment of Holdings Credit Facility	(169,320)	(167,899)
Proceeds from SLF Credit Facility	3,238	46,943
Repayment of SLF Credit Facility	(10,400)	(39,759)
Deferred credit facility costs paid	(498)	(1,867)
Net cash flows provided by (used in) financing activities	14,324	(5,708)
Net increase (decrease) in cash and cash equivalents	3,194	(5,811)
Cash and cash equivalents at the beginning of the period	12,752	15,319
Cash and cash equivalents at the end of the period	$15,946	$9,508
Supplemental disclosure of cash flow information
Interest paid	$5,256	$5,324
Non-cash financing activities:
Dividends declared and payable	$—	$6,875
Value of members’ capital issued in connection with dividend reinvestment plan	2,496	—
Accrual for offering costs	1,276	86
Accrual for deferred credit facility costs	25	61

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

June 30, 2013
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien (2)(7)	12.00%	3/29/2015	$6,497	$6,265	$6,562	1.03%
Total Funded Debt Investments - Bermuda				$6,497	$6,265	$6,562	1.03%
Funded Debt Investments - Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$30,000	$29,445	$30,350	4.74%
Total Funded Debt Investments - Cayman Islands				$30,000	$29,445	$30,350	4.74%

Funded Debt Investments - United Kingdom
Magic Newco, LLC**
Software	First lien (3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,887	$14,499	$14,994	2.34%
Total Funded Debt Investments — United Kingdom				$14,887	$14,499	$14,994	2.34%
Funded Debt Investments - United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)	9.75%	4/1/2021	$24,500	$24,341	$25,174
	First lien (2)	9.00% (Base Rate + 7.75%)	3/22/2019	19,950	19,372	19,706
				44,450	43,713	44,880	7.01%
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien (3)	6.00% (Base Rate + 4.75%)	5/17/2018	6,533	6,366	6,565
	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,633	29,150
				35,683	34,999	35,715	5.58%
SRA International, Inc.
Federal Services	First lien (3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436	19,792	20,351
	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	14,314	13,905	14,254
				34,750	33,697	34,605	5.40%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien (2)	10.50% (Base Rate + 9.25%)	6/10/2019	33,988	33,422	34,432	5.38%

UniTek Global Services, Inc.
Business Services	First lien (2)	11.75% (Base Rate + 6.50% + 2.00% PIK)*	4/16/2018	25,532	24,761	23,618
	First lien (2)	11.75% (Base Rate + 6.50% + 2.00% PIK)*	4/16/2018	6,181	6,023	5,717
	First lien (2)	11.75% (Base Rate + 6.50% + 2.00% PIK)*	4/16/2018	5,138	4,970	4,752
				36,851	35,754	34,087	5.32%
YP Holdings LLC (8)
YP LLC
Media	First lien (2)	8.05% (Base Rate + 6.70%)	6/4/2018	31,920	31,129	31,574	4.93%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.27% (Base Rate + 5.72%)	11/22/2017	7,400	7,277	7,434
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000	23,367	24,054
				31,400	30,644	31,488	4.92%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,721	30,888	4.82%
Global Knowledge Training LLC
Education	First lien (3)	6.51% (Base Rate + 4.98%)	4/21/2017	4,685	4,633	4,685
	First lien (3)	6.50% (Base Rate + 5.00%)	4/21/2017	1,174	1,161	1,174
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,841	24,667
				30,109	29,635	30,526	4.77%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	30,000	29,700	29,700	4.64%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (2)	7.25% (Base Rate + 6.00%)	11/13/2017	29,250	28,640	29,250	4.57%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,814	29,043	4.54%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,765	25,938	4.05%
Meritas Schools Holdings, LLC
Education	First lien (2)	7.00% (Base Rate + 5.75%)	6/25/2019	17,000	16,830	16,830
	First lien (3)	7.00% (Base Rate + 5.75%)	6/25/2019	9,000	8,910	8,910
				26,000	25,740	25,740	4.02%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,783	23,887	3.73%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	22,500	22,181	23,147	3.62%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

June 30, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
St. George’s University Scholastic Services LLC
Education	First lien (3)	8.50% (Base Rate + 7.00%)	12/20/2017	$13,154	$12,905	$13,236
	First lien (2)	8.50% (Base Rate + 7.00%)	12/20/2017	9,646	9,469	9,707
				22,800	22,374	22,943	3.58%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,717	20,263	3.16%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,631	20,188	3.15%
Merrill Communications LLC
Business Services	First lien (2)	7.25% (Base Rate + 6.25%)	3/8/2018	19,950	19,760	20,033	3.13%
Six3 Systems, Inc.
Federal Services	First lien (3)	7.00% (Base Rate + 5.75%)	10/4/2019	19,900	19,717	20,024	3.13%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,850	19,077	19,951	3.12%
Distribution International, Inc.
Distribution & Logistics	First lien (2)	8.75% (Base Rate + 5.50%)	7/16/2019	20,000	19,600	19,600	3.06%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien (3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,569	19,503	3.05%
Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,758	19,520	19,289	3.01%
PODS, Inc. (6)
Consumer Services
PODS Funding Corp. II	First lien (3)	7.25% (Base Rate + 6.00%)	11/29/2016	13,175	12,892	13,208
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	5,460	5,329	5,460
				18,635	18,221	18,668	2.92%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/21/2017	19,360	19,135	17,424	2.72%
Ascensus, Inc.
Business Services	First lien (3)	8.00% (Base Rate + 6.75%)	12/21/2018	16,915	16,599	16,978	2.65%
IG Investments Holdings, LLC
Business Services	Second lien (3)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,858	15,113	2.36%
OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,775	14,548	14,803	2.31%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated (2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,747	14,477	14,411	2.25%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	14,795	14,517	14,351	2.24%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien (3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,250	14,005	14,292	2.23%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,842	14,245	2.22%
Packaging Coordinators, Inc. (10)
Healthcare Products	Second lien (2)	9.50% (Base Rate + 8.25%)	11/10/2020	14,000	13,862	13,860	2.16%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,683	12,600	1.97%
Van Wagner Communications, LLC
Media	First lien (2)	8.25% (Base Rate + 7.00%)	8/3/2018	11,880	11,671	12,073	1.89%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,922	11,850	1.85%
Confie Seguros Holding II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	8,907	8,764	8,906
	Second lien (2)	10.25% (Base Rate + 9.00%)	5/8/2019	1,979	1,989	1,980
				10,886	10,753	10,886	1.70%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,930	10,206	1.59%
TransFirst Holdings, Inc.
Business Services	Second lien (3)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,720	10,200	1.59%
Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 5.00%)	12/14/2016	9,792	9,699	9,743	1.52%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.75% (Base Rate + 4.50%)	12/22/2016	13,667	13,542	8,884	1.39%
Consona Holdings, Inc.
Software	First lien (3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,436	8,362	8,447	1.32%
Triple Point Technology, Inc.
Software	First lien (3)	6.25% (Base Rate + 5.00%)	10/27/2017	7,928	7,701	7,947	1.24%
Physio-Control International, Inc.
Healthcare Products	First lien (2)	9.88%	1/15/2019	7,000	7,000	7,735	1.21%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien (3)	6.76% (Base Rate + 5.24%)	2/18/2017	6,938	6,869	6,937	1.08%
Alion Science and Technology Corporation
Federal Services	First lien (2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,383	6,245	6,506	1.02%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

June 30, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Immucor, Inc.
Healthcare Services	Subordinated (2)(7)	11.13%	8/15/2019	$5,000	$4,946	$5,450	0.85%
GCA Services Group, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.00)%	11/1/2020	5,000	4,953	5,096	0.80%
Learning Care Group (US), Inc.
Education	Subordinated (2)	15.00% PIK*	5/8/2020	4,066	3,939	4,066
	Subordinated (2)	15.00% PIK*	5/8/2020	744	688	744
				4,810	4,627	4,810	0.75%
Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00)%	3/30/2018	5,031	4,904	4,650	0.73%
Brickman Group Holdings, Inc.
Business Services	Subordinated (2)	9.13%	11/1/2018	3,650	3,361	3,923	0.61%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK) (5)*	12/30/2014	4,432	4,306	—
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	1,665	1,517	316
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	103	94	103
				6,200	5,917	419	0.07%
Total Funded Debt Investments - United States				$990,222	$973,171	$979,201	152.93%
Total Funded Debt Investments				$1,041,606	$1,023,380	$1,031,107	161.04%
Equity - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares (2)	—	—	156,247	$65	$25
	Preferred shares (2)	—	—	35,558	15	6
					80	31	0.01%
Total Shares - Bermuda					$80	$31	0.01%
Equity - United States
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares (2)	17.00%	—	20,000,000	$20,000	$20,000	3.12%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	2	3
	Preferred shares (2)	—	—	2,423	1,193	3,018
					1,195	3,021	0.47%
Packaging Coordinators, Inc. (10)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares (2)	—	—	19,427	1,000	1,000	0.16%
Total Shares - United States					$22,195	$24,021	3.75%
Total Shares					$22,275	$24,052	3.76%
Warrants - United States
Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	$194	$412
	Warrants (2)	—	—	3,589	61	1,753
					255	2,165	0.34%
YP Holdings LLC (8)
YP Equity Investors LLC
Media	Warrants (2)	—	—	5	466	1,907	0.30%
PODS, Inc. (6)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129	156	368	0.05%
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	293	189	0.03%
Total Warrants - United States					$1,170	$4,629	0.72%
Total Funded Investments					$1,046,825	$1,059,788	165.52%
Unfunded Debt Investments - United States
Advantage Sales & Marketing Inc.
Business Services	First lien (2)(9) - Undrawn	—	12/17/2015	$10,500	$(1,260)	$(787)	(0.13)%
Total Unfunded Debt Investments				$10,500	$(1,260)	$(787)	(0.13)%
Total Investments					$1,045,565	$1,059,001	165.39%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

June 30, 2013

(unaudited)

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

(2)                                     Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian. See Note 7, Borrowing Facilities, for details.

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

(8)                                    The Operating Company holds investments in two related entities of YP Holdings LLC. The Operating Company directly holds warrants to purchase a 4.96% membership interest of YP Equity Investors, LLC (which at closing represented an indirect 1.0% equity interest in YP Holdings LLC) and holds an investment in the Term Loan B loans issued by YP LLC, a subsidiary of YP Holdings LLC.

(9)                                     Par Value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities. Cost amounts represent the cash received at settlement date net the impact of paydowns and cash paid for drawn revolvers.

(10)                                The Operating Company holds investments in Packaging Coordinators, Inc. and one related entity of Packaging Coordinators, Inc. The Operating Company has a credit investment in Packaging Coordinators, Inc. and holds ordinary equity in Packaging Coordinators Holdings, LLC, a wholly-owned subsidiary of Packaging Coordinators, Inc.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

June 30, 2013
(unaudited)

June 30, 2013
Investment Type	Percent of Total Investments at Fair Value
First lien	52.02%
Second lien	40.87%
Subordinated	4.40%
Equity and other	2.71%
Total investments	100.00%

June 30, 2013
Industry Type	Percent of Total Investments at Fair Value
Software	23.99%
Education	16.51%
Business Services	14.89%
Federal Services	10.20%
Healthcare Services	9.48%
Media	5.22%
Distribution & Logistics	4.59%
Consumer Services	4.19%
Energy	4.14%
Healthcare Products	3.98%
Industrial Services	1.35%
Healthcare Information Technology	0.84%
Information Technology	0.62%
Total investments	100.00%

June 30, 2013
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.30%
Fixed rates	11.70%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,664	$6,396	$6,631	1.16%
Total Funded Debt Investments—Bermuda				$6,664	$6,396	$6,631	1.16%
Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien(3)	6.50% (Base Rate + 5.25%)	7/30/2019	$2,992	$2,971	$2,999
	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	30,000	29,420	30,488
				32,992	32,391	33,487	5.88%
Total Funded Debt Investments—Cayman Islands				$32,992	$32,391	$33,487	5.88%
Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,963	$14,543	$15,105	2.65%
Total Funded Debt Investments—United Kingdom				$14,963	$14,543	$15,105	2.65%
Funded Debt Investments—United States
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	7.50% (Base Rate + 6.00%)	5/17/2018	$11,700	$11,378	$11,744
	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,604	28,567
				40,850	39,982	40,311	7.07%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,700	7,560	7,785
	Second lien(2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000	23,326	23,560
				31,700	30,886	31,345	5.50%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,711	30,933	5.43%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.25%)	6/10/2019	30,000	29,402	30,319	5.32%
UniTek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	19,650	19,202	19,331
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	5,970	5,798	5,873
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	4,963	4,781	4,882
				30,583	29,781	30,086	5.28%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00%)	11/13/2017	20,000	19,608	19,900
	First lien(2)	7.25% (Base Rate + 6.00%)	11/13/2017	10,000	9,703	9,950
				30,000	29,311	29,850	5.24%
Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,776	4,718	4,705
	First lien(3)	7.25% (Base Rate + 4.00%)	4/21/2017	1,174	1,159	1,156
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,814	23,755
				30,200	29,691	29,616	5.20%
Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.47% (Base Rate + 3.25%)	8/1/2014	14,756	13,240	14,276
	Second lien(2)	6.72% (Base Rate + 6.50%)	2/1/2015	15,000	12,790	14,475
				29,756	26,030	28,751	5.05%
Transtar Holding Company
Distribution & Logistics (10)	Second lien(2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,787	28,654	5.03%
Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	8,150	8,084	8,171
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000	19,747	20,000
				28,150	27,831	28,171	4.94%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,753	25,125	4.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
St. George’s University Scholastic Services LLC
Education	First lien(2)	8.50% (Base Rate + 7.00%)	12/20/2017	$25,000	$24,501	$24,500	4.30%
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436	19,741	19,542
	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	4,315	4,225	4,126
				24,751	23,966	23,668	4.15%
Aderant North America, Inc.
Software	Second lien(2)	11.00% (Base Rate + 7.75%)	6/20/2019	22,500	22,163	23,062	4.05%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(2)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,704	20,150	3.54%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,369	17,174	16,696
	Subordinated(2)	15.00% PIK*	6/30/2016	3,782	3,639	3,434
				21,151	20,813	20,130	3.53%
Six3 Systems, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 5.75%)	10/4/2019	20,000	19,805	20,025	3.51%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,609	19,900	3.49%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	8.00% (Base Rate + 6.50%)	5/2/2018	19,950	19,202	19,850	3.48%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,659	19,503	3.42%
Transplace Texas, L.P.
Distribution & Logistics (10)	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000	19,586	19,500	3.42%
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(3)	7.25% (Base Rate + 6.00%)	11/29/2016	14,007	13,668	13,972
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	5,296	5,156	5,113
				19,303	18,824	19,085	3.35%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,859	19,598	18,767	3.29%
Ascensus, Inc.
Business Services	First lien(2)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330
	First lien(3)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330
				17,000	16,660	16,660	2.92%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/21/2017	15,758	15,644	15,600	2.74%
IG Investments Holdings, LLC
Business Services	Second lien(2)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,852	14,925	2.62%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,850	14,600	14,850	2.61%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien(3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,625	14,353	14,671	2.57%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated(2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,637	14,351	14,344	2.52%
Sabre Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/29/2017	13,965	13,918	14,186	2.49%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,825	14,105	2.48%
Triple Point Technology, Inc.
Software	First lien(3)	6.25% (Base Rate + 5.00%)	10/27/2017	12,968	12,549	13,021	2.28%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,666	12,765	2.24%
Aspen Dental Management, Inc
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,870	12,652	12,210	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Van Wagner Communications, LLC
Media	First lien(2)	8.25% (Base Rate + 7.00%)	8/3/2018	$12,000	$11,772	$12,160	2.13%
Supervalu Inc.**
Retail	First lien(2)	8.00% (Base Rate + 6.75%)	8/30/2018	11,940	11,597	12,146	2.13%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,913	11,700	2.05%
Merrill Communications LLC
Business Services	First lien(2)	10.75% (Base Rate + 7.50%)	3/10/2013	11,422	11,421	11,279	1.98%
Mailsouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 5.00%)	12/14/2016	11,136	11,018	11,025	1.94%
Immucor, Inc.
Healthcare Services	First lien(3)	5.75% (Base Rate + 4.50%)	8/19/2018	4,938	4,772	5,006
	Subordinated(2)(7)	11.13%	8/15/2019	5,000	4,943	5,650
				9,938	9,715	10,656	1.87%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,702	14,550	10,291	1.81%
Permian Tank & Manufacturing, Inc.
Energy	First lien(3)	9.00% (Base Rate + 7.25%)	3/15/2017	10,072	9,852	10,072	1.77%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,924	10,050	1.76%
Merge Healthcare Inc.**
Healthcare Services	First lien(2)(7)	11.75%	5/1/2015	9,000	8,916	9,709	1.70%
TransFirst Holdings, Inc.
Business Services	Second lien(2)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,700	9,700	1.70%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,479	8,398	8,511	1.49%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	8,000	7,842	8,040	1.41%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	7,000	7,000	7,717	1.35%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,834	6,809	6,800	1.19%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,125	7,046	6,662	1.17%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,320	6,131	6,093	1.07%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000	4,951	4,900	0.86%
Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,058	4,921	4,232	0.74%
Brickman Group Holdings, Inc.
Business Services	Subordinated(2)	9.13%	11/1/2018	3,650	3,342	3,842	0.68%
Ozburn-Hessey Holding Company LLC
Distribution & Logistics (10)	Second lien(2)	11.50% (Base Rate + 9.50%)	10/10/2016	4,000	3,947	3,680	0.65%
YP Holdings LLC(8)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien(2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	3,559	3,326	3,586	0.63%
Mach Gen, LLC
Power Generation	Second lien(2)	7.82% PIK (Base Rate + 7.50%)*	2/22/2015	3,676	3,474	2,396	0.42%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,432	4,306	—
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012— Past Due	1,665	1,517	649
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012— Past Due	103	94	103
				6,200	5,917	752	0.13%
Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	648	640	650	0.11%
Total Funded Debt Investments—United States				$942,670	$921,787	$925,287	162.35%
Total Funded Debt Investments				$997,289	$975,117	$980,510	172.04%

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

(10)                                Industries were disclosed separately in previously issued financial statements.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

December 31, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	49.86%
Second lien	44.56%
Subordinated	4.56%
Equity and other	1.02%
Total investments	100.00%

December 31, 2012
Industry Type	Percent of Total Investments at Fair Value
Software	24.92%
Education	15.17%
Healthcare Services	14.52%
Business Services	14.49%
Federal Services	9.64%
Distribution & Logistics (1)	5.23%
Consumer Services	4.21%
Media	3.44%
Healthcare Products	2.75%
Industrial Services	1.42%
Retail	1.23%
Healthcare Information Technology	1.04%
Energy	1.02%
Information Technology	0.68%
Power Generation	0.24%
Total investments	100.00%

(1)                                 Industries were disclosed separately in previously issued financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $532,427 and $335,730, respectively)	$546,200	$341,926
Distribution receivable from New Mountain Finance Holdings, L.L.C.	—	3,405
Total assets	$546,200	$345,331
Liabilities
Dividends payable	—	3,405
Total liabilities	—	3,405
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 38,148,548 and 24,326,251 shares issued and outstanding, respectively	381	243
Paid in capital in excess of par	532,046	335,487
Undistributed net investment income	5,961	—
Accumulated undistributed net realized gains	4,116	952
Net unrealized appreciation (depreciation)	3,696	5,244
Total net assets	$546,200	$341,926
Total liabilities and net assets	$546,200	$345,331
Number of shares outstanding	38,148,548	24,326,251
Net asset value per share	$14.32	$14.06

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$20,534	$6,962	$36,030	$13,398
Dividend income	4,727	—	4,725	—
Other income	1,139	60	1,326	206
Total expenses	(8,726)	(2,993)	(17,189)	(6,145)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	17,674	4,029	24,892	7,459
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	2,478	4,141	3,164	4,489
Net change in unrealized (depreciation) appreciation of investments	(9,159)	(4,335)	(1,516)	75
Net realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(6,681)	(194)	1,648	4,564
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	10,993	3,835	26,540	12,023
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(1)	—	(32)	—
Net increase in net assets resulting from operations	$10,992	$3,835	$26,508	$12,023
Basic earnings per share	$0.34	$0.36	$0.92	$1.12
Weighted average shares of common stock outstanding—basic (See Note 11)	32,289,758	10,697,691	28,797,837	10,697,691
Diluted earnings per share	$0.35	$0.36	$0.94	$1.12
Weighted average shares of common stock outstanding—diluted (See Note 11)	42,933,124	30,919,629	41,890,217	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$24,892	$7,459
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	3,164	4,489
Net change in unrealized (depreciation) appreciation of investments allocated from New Mountain Finance Holdings, L.L.C.	(1,516)	75
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(32)	—
Total net increase in net assets resulting from operations	26,508	12,023
Capital transactions
Net proceeds from shares sold	57,020	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(203)	—
Value of shares issued for exchanged units	137,384	—
Dividends declared	(18,931)	(9,521)
Reinvestment of dividends	2,496	—
Total net increase (decrease) in net assets resulting from capital transactions	177,766	(9,521)
Net increase in net assets	204,274	2,502
Net assets at beginning of period	341,926	145,487
Net assets at end of period	$546,200	$147,989

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,508	$12,023
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(24,892)	(7,459)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(1,648)	(4,564)
Net change in unrealized depreciation of investment in New Mountain Finance Holdings, L.L.C.	32	—
(Increase) decrease in operating assets:
Purchase of investment	(57,020)	—
Distributions from New Mountain Finance Holdings, L.L.C.	19,840	9,521
Net cash flows (used in) provided by operating activities	(37,180)	9,521
Cash flows from financing activities
Net proceeds from shares sold	57,020	—
Dividends paid	(19,840)	(9,521)
Net cash flows provided by (used in) financing activities	37,180	(9,521)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$137,384	$—
Value of shares issued in connection with dividend reinvestment plan	2,496	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(203)	—

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Assets and Liabilities

(in thousands, except shares)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $98,820 and $244,015, respectively)	$94,095	$228,013
Distributions receivable from New Mountain Finance Holdings, L.L.C.	—	7,786
Total assets	$94,095	$235,799
Liabilities
Dividends payable	—	7,786
Total liabilities	—	7,786
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	— (1)	— (1)
Paid in capital in excess of par	98,820	244,015
Undistributed net investment income	913	—
Distributions in excess of net realized gains	(5,484)	(6,676)
Net unrealized depreciation	(154)	(9,326)
Total net assets	94,095	228,013
Total liabilities and net assets	$94,095	$235,799

(1)         As of June 30, 2013 and December 31, 2012, the par value of the total common stock was $1.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Operations

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$6,788	$13,162	$16,335	$25,327
Dividend income	1,708	—	1,707	—
Other income	260	114	351	389
Total expenses	(2,887)	(5,659)	(8,115)	(11,616)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	5,869	7,617	10,278	14,100
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	835	7,827	1,192	8,486
Net change in unrealized (depreciation) appreciation of investments	(2,872)	(8,194)	1,375	142
Net realized and unrealized (loss) gain allocated from New Mountain Finance Holdings, L.L.C.	(2,037)	(367)	2,567	8,628
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	3,832	7,250	12,845	22,728
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(4,550)	—	(10,451)	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	3,509	—	7,797	—
Net increase in net assets resulting from operations	$2,791	$7,250	$10,191	$22,728

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$10,278	$14,100
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	1,192	8,486
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	1,375	142
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(10,451)	—
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	7,797	—
Total net increase in net assets resulting from operations	10,191	22,728
Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(134,699)	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(45)	—
Dividends declared	(9,365)	(17,998)
Total net decrease in net assets resulting from capital transactions	(144,109)	(17,998)
Net (decrease) increase in net assets	(133,918)	4,730
Net assets at beginning of period	228,013	275,015
Net assets at end of period	$94,095	$279,745

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,191	$22,728
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(10,278)	(14,100)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(2,567)	(8,628)
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	10,451	—
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(7,797)	—
(Increase) decrease in operating activities
Distributions from New Mountain Finance Holdings, L.L.C.	17,151	11,122
Net cash flows provided by operating activities	17,151	11,122
Cash flows from financing activities
Proceeds from shares sold	134,699	—
Distribution to New Mountain Guardian AIV, L.P.	(134,699)	—
Dividends paid	(17,151)	(11,122)
Net cash flows used in financing activities	(17,151)	(11,122)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash operating activities:
Distribution receivable from New Mountain Holdings, L.L.C.	$—	$6,875
Non-cash financing activities:
Dividends declared and payable	$—	$(6,875)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(45)	—

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation and the Financial Statements

of New Mountain Finance AIV Holdings Corporation

June 30, 2013

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

The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of June 30, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

During the quarter ended June 30, 2013, NMFC issued an additional 73,888 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.16. On June 21, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.55 per share. In connection with the public offering, the underwriters purchased an additional 750,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28,620 in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings, including pursuant to the exercise of the overallotment option. Since NMFC’s IPO, and through June 30, 2013, NMFC raised approximately $190,448 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $193,698 on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings. As of June 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The diagram below depicts the Companies’ organizational structure as of June 30, 2013.

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

The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Operating Company’s investments may fluctuate from period to period and the fluctuations could be material.

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

Note 3. Investments

At June 30, 2013 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$556,051	$550,887
Second lien	421,646	432,779
Subordinated	44,423	46,654
Equity and other	23,445	28,681
Total investments	$1,045,565	$1,059,001

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$248,423	$254,050
Education	173,359	174,869
Business Services	154,776	157,694
Federal Services	107,727	107,998
Healthcare Services	98,351	100,410
Media	52,965	55,297
Distribution & Logistics	47,414	48,643
Consumer Services	43,607	44,333
Energy	44,783	43,887
Healthcare Products	40,431	42,098
Industrial Services	13,842	14,245
Healthcare Information Technology	13,542	8,884
Information Technology	6,345	6,593
Total investments	$1,045,565	$1,059,001

At December 31, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$496,931	$493,502
Second lien	433,829	441,073
Subordinated	43,097	45,148
Equity and other	2,386	10,097
Total investments	$976,243	$989,820

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$241,742	$246,696
Education	155,047	150,151
Healthcare Services	139,370	143,724
Business Services	140,426	143,420
Federal Services	95,150	95,428
Distribution & Logistics (1)	51,320	51,834
Consumer Services	41,173	41,625
Media	26,582	34,001
Healthcare Products	25,659	27,220
Industrial Services	13,825	14,105
Retail	11,597	12,146
Healthcare Information Technology	14,550	10,291
Energy	9,852	10,072
Information Technology	6,476	6,711
Power Generation	3,474	2,396
Total investments	$976,243	$989,820

(1)                                 Industries were disclosed separately in previously issued financial statements.

As of June 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2013, the Operating Company’s investment had an aggregate cost basis of $5,917, an aggregate fair value of $419 and total unearned interest income of $236 and $468, respectively, for the three and six months then ended. As of December 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,306, a fair value of zero and total unearned interest income of $653 for the year then ended. The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1,611 and a combined fair value of $752 as of December 31, 2012. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned interest income of $310 for the year ended December 31, 2012. As of December 31, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,917 and an aggregate fair value of $752, putting the entire ATI Acquisition Company’s investment on non-accrual status. As of June 30, 2013 and December 31, 2012, unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

As of June 30, 2013, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of June 30, 2013. Any unfunded commitments are disclosed on the Operating Company’s Consolidated Schedule of Investments as of June 30, 2013.

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

Investment Risk Factors—First and second lien debt that the Operating Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. These loans are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such defaults could reduce the net asset value and income distributions of the Operating Company. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien loans. This illiquidity may make it more difficult to value the debt.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of June 30, 2013:

	Total	Level I	Level II	Level III
First lien	$550,887	$—	$529,575	$21,312
Second lien	432,779	—	394,252	38,527
Subordinated	46,654	—	21,973	24,681
Equity and other	28,681	—	—	28,681
Total investments	$1,059,001	$—	$945,800	$113,201

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of December 31, 2012:

	Total	Level I	Level II	Level III
First lien	$493,502	$—	$450,617	$42,885
Second lien	441,073	—	397,818	43,255
Subordinated	45,148	—	22,257	22,891
Equity and other	10,097	—	—	10,097
Total investments	$989,820	$—	$870,692	$119,128

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, March 31, 2013	$110,619	$31,934	$44,103	$23,780	$10,802
Total gains or losses included in earnings:
Net realized gains (losses) on investments	556	176	380	—	—
Net change in unrealized appreciation (depreciation)	(2,380)	186	184	371	(3,121)
Purchases, including capitalized PIK and revolver fundings	35,485	95	13,860	530	21,000
Proceeds from sales and paydowns of investments	(37,653)	(17,653)	(20,000)	—	—
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(2,620)	$(312)	$442	$371	$(3,121)

(1)                                 As of June 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 During the three months ended June 30, 2013, the Operating Company received dividends of $6,436 from its equity and other investments, which were recorded as dividend income.  Information related to the tax characterization of this distribution was not available as of June 30, 2013.  The Companies are currently not aware of any potential tax liabilities that may be attributable to this investment and thus have not accrued any related income tax expense.  The Companies will continue to evaluate any potential income tax liabilities as more information is made available.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, March 31, 2012	$103,245	$50,569	$43,255	$6,571	$2,850
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,146	4,146	—	—	—
Net change in unrealized appreciation (depreciation)	(4,355)	(4,268)	(1)	(22)	(64)
Purchases, including capitalized PIK and revolver fundings	11,055	18	10,021	990	26
Proceeds from sales and paydowns of investments	(7,717)	(7,717)	—	—	—
Fair value, June 30, 2012	$106,374	$42,748	$53,275	$7,539	$2,812
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(548)	$(461)	$(1)	$(22)	$(64)

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains (losses) on investments	577	197	380	—	—
Net change in unrealized appreciation (depreciation)	(783)	111	1,032	548	(2,474)
Purchases, including capitalized PIK and revolver fundings	36,258	95	13,860	1,242	21,061
Proceeds from sales and paydowns of investments	(48,553)	(28,550)	(20,000)	—	(3)
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(1,186)	$(172)	$912	$548	$(2,474)

(1)                                 As of June 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 During the six months ended June 30, 2013, the Operating Company received dividends of $6,433 from its equity and other investments, which were recorded as dividend income.  Information related to the tax characterization of this distribution was not available as of June 30, 2013.  The Companies are currently not aware of any potential tax liabilities that may be attributable to this investment and thus have not accrued any related income tax expense.  The Companies will continue to evaluate any potential income tax liabilities as more information is made available.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at June 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,967	$33,141	$48,405	$6,571	$2,850
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,169	4,146	23	—	—
Net change in unrealized appreciation (depreciation)	(4,162)	(3,902)	(174)	(22)	(64)
Purchases, including capitalized PIK and revolver fundings	45,629	34,592	10,021	990	26
Proceeds from sales and paydowns of investments	(19,117)	(14,117)	(5,000)	—	—
Transfers out of Level III(1)	(11,112)	(11,112)	—	—	—
Fair value, June 30, 2012	$106,374	$42,748	$53,275	$7,539	$2,812
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(549)	$(462)	$(1)	$(22)	$(64)

(1)                                 As of June 30, 2012, the portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and six months ended June 30, 2013 and June 30, 2012. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of June 30, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of June 30, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

			EBITDA Range						Discount Range
Type	Fair Value	Approach	Low		High		Weighted Average		Low	High	Weighted Average
First lien	$21,312	Market and Income	4.0	x	7.0	x	6.1	x	5.5%	21.8%	13.1%
Second lien	38,527	Market and Income	5.5	x	7.5	x	6.4	x	10.2%	11.8%	11.0%
Subordinated	24,681	Market and Income	6.5	x	9.0	x	7.7	x	12.6%	21.6%	14.9%
Equity	24,052	Market and Income	5.5	x	8.0	x	6.4	x	9.0%	20.0%	16.3%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate. As of June 30, 2013, warrants had a fair value of $4,629, which have been excluded from the table above.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of June 30, 2013, as both facilities are continually monitored and examined by both the borrower and the lender. Both facilities were amended and restated during the year ended December 31, 2012 to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. Additionally for the six months ended June 30, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. See Note 7, Borrowing Facilities, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of June 30, 2013), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The Operating Company has revised its presentation of incentive fees on the Consolidated Statements of Assets, Liabilities and Members’ Capital and the Consolidated Statements of Operations to disclose the two parts of the incentive fee incurred by the Operating Company for net investment income related incentive fees and capital gains related incentive fees.

The following table summarizes the management fees and incentive fees incurred by the Operating Company for the three and six months ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Management fee	$3,727	$2,606	$7,295	$5,120
Incentive fee, excluding accrued capital gains incentive fees	5,407	2,718	8,865	5,169
Accrued capital gains incentive fees(1)	(1,701)	53	981	964

(1)                             The accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on June 30, 2013 and June 30, 2012, respectively, and liquidated its investments at the valuations as of the respective quarter ends. As of June 30, 2013 and June 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Operating Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three and six months ended June 30, 2013 is adjusted to reflect this step-up to fair market value.

	Three months ended June 30, 2013	Adjustments	Adjusted three months ended June 30, 2013
Investment income
Interest income (1)	$27,321	$(214)	$27,107
Dividend income	6,436	—	6,436
Other income	1,399	—	1,399
Total investment income	35,156	(214)	34,942
Total net expenses pre-incentive fee (2)	7,907	—	7,907
Pre-Incentive Fee Net Investment Income	27,249	(214)	27,035
Incentive fee (3)	3,706	—	3,706
Post-Incentive Fee Net Investment Income	23,543	(214)	23,329
Net realized gains on investments	3,312	(2,689)	623
Net change in unrealized (depreciation) appreciation of investments	(12,031)	2,903	(9,128)
Net increase in capital resulting from operations	$14,824		$14,824

(1)                                 Includes $904 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $836.

(3)                                 For the three months ended June 30, 2013, the Operating Company incurred total incentive fees of $3,706, of which $(1,701) related to a reduction in the accrual of the capital gains incentive fees on a hypothetical liquidation basis.

	Six months ended June 30, 2013	Adjustments	Adjusted six months ended June 30, 2013
Investment income
Interest income (1)	$52,364	$(693)	$51,671
Dividend income	6,433	—	6,433
Other income	1,677	—	1,677
Total investment income	60,474	(693)	59,781
Total net expenses pre-incentive fee (2)	15,458	—	15,458
Pre-Incentive Fee Net Investment Income	45,016	(693)	44,323
Incentive fee (3)	9,846	—	9,846
Post-Incentive Fee Net Investment Income	35,170	(693)	34,477
Net realized gains on investments	4,356	(3,149)	1,207
Net change in unrealized (depreciation) appreciation of investments	(141)	3,842	3,701
Net increase in capital resulting from operations	$39,385		$39,385

(1)                                 Includes $1,546 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $1,665.

(3)                                 For the six months ended June 30, 2013, the Operating Company incurred total incentive fees of $9,846, of which $981 related to capital gains incentive fees on a hypothetical liquidation basis.

The following Statement of Operations for the three and six months ended June 30, 2012 is adjusted to reflect the step-up to fair market value.

	Three months ended June 30, 2012	Adjustments	Adjusted three months ended June 30, 2012
Investment income
Interest income	$20,124	$(825)	$19,299
Other income	175	—	175
Total investment income	20,299	(825)	19,474
Total net expenses pre-incentive fee (1)	5,882	—	5,882
Pre-Incentive Fee Net Investment Income	14,417	(825)	13,592
Incentive fee (2)	2,771	—	2,771
Post-Incentive Fee Net Investment Income	11,646	(825)	10,821
Net realized gains on investments	11,968	(4,504)	7,464
Net change in unrealized (depreciation) appreciation of investments	(12,529)	5,329	(7,200)
Net increase in capital resulting from operations	$11,085		$11,085

(1)                                 Includes expense waivers and reimbursements of $398.

(2)                                 For the three months ended June 30, 2012, the Operating Company incurred total incentive fees of $2,771, of which $53 related to capital gains incentive fees on a hypothetical liquidation basis.

	Six months ended June 30, 2012	Adjustments	Adjusted six months ended June 30, 2012
Investment income
Interest income	$38,725	$(1,848)	$36,877
Other income	596	—	596
Total investment income	39,321	(1,848)	37,473
Total net expenses pre-incentive fee (1)	11,629	—	11,629
Pre-Incentive Fee Net Investment Income	27,692	(1,848)	25,844
Incentive fee (2)	6,133	—	6,133
Post-Incentive Fee Net Investment Income	21,559	(1,848)	19,711
Net realized gains on investments	12,976	(5,218)	7,758
Net change in unrealized appreciation (depreciation) of investments	216	7,066	7,282
Net increase in capital resulting from operations	$34,751		$34,751

(1)                                 Includes expense waivers and reimbursements of $948.

(2)                                 For the six months ended June 30, 2012, the Operating Company incurred total incentive fees of $6,133, of which $964 related to capital gains incentive fees on a hypothetical liquidation basis.

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. The Operating Company will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, as amended and restated. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014.

The Operating Company has revised its presentation of expenses and expense waivers and reimbursements for the three and six months ended June 30, 2012. Expenses were previously presented net of waivers and reimbursements, which had been included parenthetically. The revised presentation shows total gross expenses with a separate reduction for expense waivers and reimbursements.

The Operating Company incurred the following expenses in excess of the expense cap for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Professional fees	$533	$119	$1,028	$365
Administrative expenses	303	279	637	583
Other general and administrative expenses	—	—	—	—
Total expense waivers and reimbursements	$836	$398	$1,665	$948

As of June 30, 2013, $533 of the expense waivers and reimbursements was receivable from an affiliate.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of June 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The Companies have entered into an Administration Agreement, as amended and restated, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement, as amended and restated. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, as amended and restated, including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $250,000, as amended on June 24, 2013. As of June 30, 2013, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three and six months ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest expense	$1,408	$1,051	$2,877	$2,113
Non-usage fee	54	34	69	73
Weighted average interest rate	2.9%	3.1%	3.0%	3.2%
Average debt outstanding	$189,027	$134,099	$193,936	$131,527

As of June 30, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $209,436 and $206,938, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of June 30, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013. The amendment does not increase the amount of borrowings permitted under the SLF Credit Facility.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three and six months ended June 30, 2013 and June 30, 2012.

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest expense	$1,234	$996	$2,420	$2,087
Non-usage fee	1	9	2	12
Weighted average interest rate	2.3%	2.3%	2.2%	2.4%
Average debt outstanding	$214,479	$168,123	$214,405	$170,107

As of June 30, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $207,100 and $214,262, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

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

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of June 30, 2013, the Operating Company had unfunded commitments on revolving credit facilities of $10,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments. As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities of $10,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of June 30, 2013. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of June 30, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

					Accumulated
			Paid in Capital	Undistributed	Undistributed Net	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Realized Gains	Appreciation	Stockholders’
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Equity
Balance at December 31, 2012	24,326,251	$243	$335,487	$—	$952	$5,244	$341,926
Issuances of common stock	13,822,297	138	196,762	—	—	—	196,900
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(203)	—	—	—	(203)
Dividends declared	—	—	—	(18,931)	—	—	(18,931)
Net increase (decrease) in stockholders’ equity resulting from operations	—	—	—	24,892	3,164	(1,548)	26,508
Balance at June 30, 2013	38,148,548	$381	$532,046	$5,961	$4,116	$3,696	$546,200

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

				Paid in Capital	Undistributed	Distributions	Net Unrealized	Total
	Common Stock			in Excess	Net Investment	In Excess of Net	(Depreciation)	Stockholders’
	Shares	Par Amount		of Par	Income	Realized (Losses) Gains	Appreciation	Equity

Balance at December 31, 2012	100	$—	(1)	$244,015	$—	$(6,676)	$(9,326)	$228,013
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(45)	—	—	—	(45)
Dividends declared	—	—		—	(9,365)	—	—	(9,365)
Distribution to New Mountain Guardian AIV, L.P.	—	—		(134,699)	—	—	—	(134,699)
Net increase (decrease) in stockholders’ equity resulting from operations	—	—		(10,451)	10,278	1,192	9,172	10,191

Balance at June 30, 2013	100	$—	(1)	$98,820	$913	$(5,484)	$(154)	$94,095

(1)                                 As of June 30, 2013 and December 31, 2012, the par amount of the total common stock was $1.

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator for basic earnings per share:	$10,992	$3,835	$26,508	$12,023
Denominator for basic weighted average share:	32,289,758	10,697,691	28,797,837	10,697,691
Basic earnings per share:	$0.34	$0.36	$0.92	$1.12
Numerator for diluted earnings per share(a):	$14,824	$11,085	$39,385	$34,751
Denominator for diluted weighted average share(b):	42,933,124	30,919,629	41,890,217	30,919,629
Diluted earnings per share:	$0.35	$0.36	$0.94	$1.12

(a)                                 Includes the full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of June 30, 2013 and June 30, 2012, respectively (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective six months ended June 30, 2013 and June 30, 2012.

	Six months ended
	June 30, 2013	June 30, 2012
Total return based on net asset value (a)	6.76%	8.34%
Average net assets for the period	$597,124	$427,504
Ratio to average net assets (b):
Net investment income	11.88%	10.14%
Total expenses, before waivers/reimbursements	9.11%	8.80%
Total expenses, net of waivers/reimbursements	8.55%	8.36%
Net assets, end of period	$640,295	$427,735
Average debt outstanding—Holdings Credit Facility	$193,936	$131,527
Average debt outstanding—SLF Credit Facility	$214,405	$170,107
Weighted average common membership units outstanding	41,890,217	30,919,629
Asset coverage ratio	253.72%	237.15%
Portfolio turnover	19.53%	27.45%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

	Six months ended
	June 30, 2013	June 30, 2012
Per unit data for the Operating Company (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net investment income	0.84	0.70
Net realized and unrealized gains (losses)	0.10	0.42
Dividends from net investment income	(0.68)	(0.89)
Net increase in net assets resulting from operations	0.26	0.23
Net asset value, June 30, 2013 and June 30, 2012, respectively	$14.32	$13.83

(a)                                 Per unit data is based on weighted average common membership units outstanding.

The following information sets forth the financial highlights for NMFC for the six months ended June 30, 2013 and June 30, 2012. The ratios to average net assets have been annualized.

	Six months ended
	June 30, 2013	June 30, 2012
Per share data (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.84	0.70
Net realized and unrealized gains (losses)	0.10	0.42
Total net increase	0.94	1.12
Dividends declared	(0.68)	(0.89)
Net asset value, June 30, 2013 and June 30, 2012, respectively	$14.32	$13.83
Per share market value, June 30, 2013 and June 30, 2012, respectively	$14.16	$14.19
Total return based on market value (b)	(0.42)%	12.57%
Total return based on net asset value (c)	6.76%	8.34%
Shares outstanding at end of period	38,148,548	10,697,691
Average weighted shares outstanding for the period	28,797,837	10,697,691
Average net assets for the period	$410,769	$147,909
Ratio to average net assets (d):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.55%	8.36%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	11.88%	10.14%

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

(d)                                 Ratio to average net assets for the six months ended June 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

The following information sets forth the financial highlights for AIV Holdings for the six months ended June 30, 2013 and June 30, 2012. The ratios to average net assets have been annualized.

	Six months ended
	June 30, 2013	June 30, 2012
Total return based on net asset value (a)	5.00%	8.34%
Average net assets for the period	$186,355	$279,594
Ratio to average net assets (b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.55%	8.36%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	11.88%	10.14%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets for the six months ended June 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Note 13. Subsequent Events

On August 7, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a third quarter 2013 distribution of $0.34 per unit/share payable on September 30, 2013 to holders of record as of September 16, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on September 30, 2013 to holders of record as of September 16, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On August 7, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a special distribution of $0.12 per unit/share payable on August 30, 2013 to holders of record as of August 20, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on August 30, 2013 to holders of record as of August 20, 2013 in an amount equal to $0.12 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.,

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L. C., as of June 30, 2013, including the Consolidated Schedule of Investments and the related Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and the Consolidated Statements of  Changes in Members’ Capital, and Cash Flows for the six month periods ended June 30, 2013 and 2012. Also, we have reviewed the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of June 30, 2013, and the related Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and for the Statements of Changes in Net Assets and Cash Flows for the six month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments as of December 31, 2012 and the related Consolidated Statements of Operations, Changes in Members’ Capital, and Cash Flows for the year then ended (not presented herein), and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012, the related Statements of Operations, Changes in Net Assets, and Cash Flows for the year then ended (not presented herein); and in our report dated March 6, 2013, we expressed unqualified opinions on those financial statements. In our opinion, the information set forth in the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedule of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2012 is fairly stated, in all material respects, in relation to the Consolidated Statement of Assets, Liabilities, and Members’ Capital of New Mountain Finance Holdings, L.L.C., including the Consolidated Schedules of Investments, and the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation from which they have been derived.

DELOITTE & TOUCHE LLP

New York, New York

August 7, 2013

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

The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of June 30, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the limited partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

During the quarter ended June 30, 2013, NMFC issued an additional 73,888 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.16. On June 21, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.55 per share. In connection with the public offering, the underwriters purchased an additional 750,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28.6 million in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings, including pursuant to the exercise of the overallotment option. Since NMFC’s IPO, and through June 30, 2013, NMFC raised approximately $190.4 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $193.7 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in additional offerings. As of June 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The diagram below depicts the Companies’ organizational structure as of June 30, 2013.

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

As of June 30, 2013, the Operating Company’s net asset value was $640.3 million and its portfolio had a fair value of approximately $1,059.0 million in 59 portfolio companies, with a weighted average yield to maturity of approximately 10.3%. This yield to maturity calculation assumes that all investments not on non-accrual are purchased at fair value on June 30, 2013 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors.

Recent Developments

On August 7, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a third quarter 2013 distribution of $0.34 per unit/share payable on September 30, 2013 to holders of record as of September 16, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on September 30, 2013 to holders of record as of September 16, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On August 7, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a special distribution of $0.12 per unit/share payable on August 30, 2013 to holders of record as of August 20, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on August 30, 2013 to holders of record as of August 20, 2013 in an amount equal to $0.12 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of June 30, 2013:

(in thousands)	Total	Level I	Level II	Level III
First lien	$550,887	$—	$529,575	$21,312
Second lien	432,779	—	394,252	38,527
Subordinated	46,654	—	21,973	24,681
Equity and other	28,681	—	—	28,681
Total investments	$1,059,001	$—	$945,800	$113,201

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

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  In applying the market based approach as of June 30, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of June 30, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

			EBITDA Range						Discount Range
(in thousands) Type	Fair Value	Approach	Low		High		Weighted Average		Low	High	Weighted Average
First lien	$21,312	Market and Income	4.0	x	7.0	x	6.1	x	5.5%	21.8%	13.1%
Second lien	38,527	Market and Income	5.5	x	7.5	x	6.4	x	10.2%	11.8%	11.0%
Subordinated	24,681	Market and Income	6.5	x	9.0	x	7.7	x	12.6%	21.6%	14.9%
Equity	24,052	Market and Income	5.5	x	8.0	x	6.4	x	9.0%	20.0%	16.3%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate. As of June 30, 2013, warrants had a fair value of $4.6 million, which have been excluded from the table above.

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

As of June 30, 2013, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio companies; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of June 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of June 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of June 30, 2013, the Operating Company’s investment had an aggregate cost basis of $5.9 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.2 and $0.5 million, respectively, for the three and six months then ended. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $1,059.0 million in 59 portfolio companies at June 30, 2013 and approximately $989.8 million in 63 portfolio companies at December 31, 2012.

The following table shows the Operating Company’s portfolio and investment activity for the six months ended June 30, 2013 and June 30, 2012:

	Six months ended
(in millions)	June 30, 2013	June 30, 2012
New investments in 17 and 19 portfolio companies, respectively	$262.3	$233.1
Debt repayments in existing portfolio companies	176.5	128.6
Sales of securities in 9 and 12 portfolio companies, respectively	24.9	75.2
Change in unrealized appreciation on 41 and 34 portfolio companies, respectively	16.5	10.0
Change in unrealized depreciation 24 and 29 portfolio companies, respectively	(16.6)	(9.8)

At June 30, 2013, the Operating Company’s weighted average yield to maturity was approximately 10.3%.

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

The following table for the Operating Company for the three months ended June 30, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended June 30, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended June 30, 2013
Investment income
Interest income	$27,321	$(214)	$—	$27,107
Dividend income	6,436	—	—	6,436
Other income	1,399	—	—	1,399
Total investment income	35,156	(214)	—	34,942
Total net expenses pre-incentive fee (2)	7,907	—	—	7,907
Pre-Incentive Fee Net Investment Income	27,249	(214)	—	27,035
Incentive fee	3,706	—	1,701	5,407
Post-Incentive Fee Net Investment Income	23,543	(214)	(1,701)	21,628
Net realized gains on investments	3,312	(2,689)	—	623
Net change in unrealized (depreciation) appreciation of investments	(12,031)	2,903	—	(9,128)
Capital gains incentive fees	—	—	1,701	1,701
Net increase in capital resulting from operations	$14,824			$14,824

(1)         For the three months ended June 30, 2013, the Operating Company incurred total incentive fees of $3.7 million, of which included a $1.7 million reduction to total capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes expense waivers and reimbursements of $0.8 million.

For the three months ended June 30, 2013, the Operating Company had a $0.2 million adjustment to interest income for amortization, a decrease of $2.7 million to net realized gains and an increase of $2.9 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended June 30, 2013, total adjusted investment income of $34.9 million consisted of approximately $23.4 million in cash interest from investments, approximately $0.9 million in payment-in-kind interest from investments, approximately $2.2 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.6 million, approximately $6.4 million in dividend income and approximately $1.4 million in other income. The Operating Company’s Adjusted Net Investment Income was $21.6 million for the three months ended June 30, 2013.

The following table for the Operating Company for the six months ended June 30, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Six months ended June 30, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted six months ended June 30, 2013
Investment income
Interest income	$52,364	$(693)	$—	$51,671
Dividend income	6,433	—	—	6,433
Other income	1,677	—	—	1,677
Total investment income	60,474	(693)	—	59,781
Total net expenses pre-incentive fee (2)	15,458	—	—	15,458
Pre-Incentive Fee Net Investment Income	45,016	(693)	—	44,323
Incentive fee	9,846	—	(981)	8,865
Post-Incentive Fee Net Investment Income	35,170	(693)	981	35,458
Net realized gains on investments	4,356	(3,149)	—	1,207
Net change in unrealized (depreciation) appreciation of investments	(141)	3,842	—	3,701
Capital gains incentive fees	—	—	(981)	(981)
Net increase in capital resulting from operations	$39,385			$39,385

(1)         For the six months ended June 30, 2013, the Operating Company incurred total incentive fees of $9.8 million, of which $1.0 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes expense waivers and reimbursements of $1.7 million.

For the six months ended June 30, 2013, the Operating Company had a $0.7 million adjustment to interest income for amortization, a decrease of $3.1 million to net realized gains and an increase of $3.8 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the six months ended June 30, 2013, total adjusted investment income of $59.8 million consisted of approximately $45.7 million in cash interest from investments, approximately $1.6 million in payment-in-kind interest from investments, approximately $3.2 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $1.2 million, approximately $6.4 million in dividend income and approximately $1.7 million in other income. The Operating Company’s Adjusted Net Investment Income was $35.4 million for the six months ended June 30, 2013.

In accordance with GAAP, for the six months ended June 30, 2013, the Operating Company accrued $1.0 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of June 30, 2013, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended June 30, 2013 and June 30, 2012

Revenue

	Three months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Interest income	$27,321	$20,124	36%
Dividend income	6,436	—	100%
Other income	1,399	175	NM*
Total investment income	$35,156	$20,299

* Not meaningful.

The Operating Company’s total investment income increased by $14.9 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in interest and other income from the three months ended June 30, 2012 to the three months ended June 30, 2013 was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of five different portfolio companies held by the Operating Company as of March 31, 2013. Additionally, the Operating Company’s other income increased due to consent, amendment and forbearance fees received associated with three different portfolio companies held by the Operating Company as of March 31, 2013. The increase in dividend income from the three months ended June 30, 2012 to the three months ended June 30, 2013 was attributable to a distribution from one of the Operating Company’s warrant investments.

Operating Expenses

	Three months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Management fee	$3,727	$2,606	43%
Incentive fee (1)	3,706	2,771	34%
Interest and other credit facility expenses	3,118	2,401	30%
Administrative expenses	939	504	86%
Professional fees	563	426	32%
Other general and administrative expenses	396	343	15%
Total expenses	12,449	9,051
Less: expenses waived and reimbursed	(836)	(398)	110%
Net expenses	$11,613	$8,653

(1)                                 For the three months ended June 30, 2013, the total incentive fees incurred of $3.7 million included a $1.7 million reduction to total capital gains incentive fees on a hypothetical liquidation basis. For the three months ended June 30, 2012, the total incentive fees incurred of $2.8 million included $0.1 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total net operating expenses increased by $3.0 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Interest and other credit facility expenses increased by $0.7 million during the three months ended June 30, 2013, primarily due to the increase of average debt outstanding from $134.1 million to $189.0 million for the Holdings Credit Facility and from $168.1 million to $214.5 million for the SLF Credit Facility for the three months ended June 30, 2012 compared to June 30, 2013. During the three months ended June 30, 2013, all expenses incurred by the Operating Company were subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees and incentive fees increased by $1.1 million and $0.9 million, respectively, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in management and incentive fees from the three months ended June 30, 2012 to the three months ended June 30, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and the receipt of a $6.4 million dividend distribution from one of the Operating Company’s warrant investments.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Net realized gains on investments	$3,312	$11,968	(72)%
Net change in unrealized (depreciation) appreciation of investments	(12,031)	(12,529)	4%
Total net realized gains and net change in unrealized (depreciation) appreciation of investments	$(8,719)	$(561)

The Operating Company’s net realized and unrealized gains or losses resulted in a net loss of $8.7 million for the three months ended June 30, 2013 compared to a net loss of $0.6 million for the same period in 2012. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended June 30, 2013 was primarily driven by the overall decrease in the market prices of the Operating Company’s investments during the period.  The net loss for the three months ended June 30, 2012 was primarily driven by an increase in the cost basis of the Operating Company’s portfolio due to the amortization of purchase discounts and market prices remaining relatively constant during the period.

Results of Operations for the Operating Company for the Six Months Ended June 30, 2013 and June 30, 2012

Revenue

	Six months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Interest income	$52,364	$38,725	35%
Dividend income	6,433	—	100%
Other income	1,677	596	181%
Total investment income	$60,474	$39,321

The Operating Company’s total investment income increased by $21.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in interest and other income from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of 12 different portfolio companies held by the Operating Company as of December 31, 2012. Additionally, the Operating Company’s other income increased due to consent, amendment and forbearance fees received associated with six different portfolio companies held by the Operating Company as of December 31, 2012. The increase in dividend income from the six months ended June 30, 2012 to the six months ended June 30, 2013 was attributable to a distribution from one of the Operating Company’s warrant investments.

Operating Expenses

	Six months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Management fee	$7,295	$5,120	42%
Incentive fee (1)	9,846	6,133	61%
Interest and other credit facility expenses	6,189	4,884	27%
Administrative expenses	1,698	1,060	60%
Professional fees	1,135	874	30%
Other general and administrative expenses	806	639	26%
Total expenses	26,969	18,710
Less: expenses waived and reimbursed	(1,665)	(948)	76%
Net expenses	$25,304	$17,762

(1)                                 For the six months ended June 30, 2013, the total incentive fees incurred of $9.8 million included $1.0 million related to capital gains incentive fees on a hypothetical liquidation basis. For the six months ended June 30, 2012, the total incentive fees incurred of $6.1 million included $1.0 million related to capital gains incentive fees on a hypothetical liquidation basis.

The Operating Company’s total net operating expenses increased by $7.5 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Interest and other credit facility expenses increased by $1.3 million during the six months ended June 30, 2013, primarily due to the increase of average debt outstanding from $131.5 million to $193.9 million for the Holdings Credit Facility and from $170.1 million to $214.4 million for the SLF Credit Facility for the six months ended June 30, 2012 compared to June 30, 2013. As of June 30, 2013, the Operating Company incurred $37 thousand in other expenses that were not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees and incentive fees increased by $2.2 million and $3.7 million, respectively, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The increase in management and incentive fees from the six months ended June 30, 2012 to the six months ended June 30, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and the receipt of a $6.4 million dividend distribution from one of the Operating Company’s warrant investments. The Operating Company’s capital gains incentive fees remained relatively consistent at $1.0 million for the six months ended June 30, 2012 and $1.0 million for the six months ended June 30, 2013. As of June 30, 2013 and June 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Six months ended		Percent
(in thousands)	June 30, 2013	June 30, 2012	Change
Net realized gains on investments	$4,356	$12,976	(66)%
Net change in unrealized (depreciation) appreciation of investments	(141)	216	(165)%
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$4,215	$13,192

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $4.2 million for the six months ended June 30, 2013 compared to a net gain of $13.2 million for the same period in 2012. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the six months ended June 30, 2013 was primarily driven by sales or repayment of investments with fair values in excess of December 31, 2012 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The net gain for the six months ended June 30, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company’s portfolio, directly impacting the prices of the Operating Company’s portfolio.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company’s repayment of indebtedness, the Operating Company’s investments in portfolio companies, cash distributions to the Operating Company’s unit holders or for other general corporate purposes.

Since NMFC’s IPO, and through June 30, 2013, NMFC raised approximately $190.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $193.7 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

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

On June 21, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.55 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 750,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28.6 million in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 2,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 4,750,000 shares of NMFC’s common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

The Operating Company’s liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC.

At June 30, 2013 and December 31, 2012, the Operating Company had cash and cash equivalents of approximately $15.9 million and $12.8 million, respectively. Cash (used in) operating activities for the six months ended June 30, 2013 and June 30, 2012 was approximately $(11.1) million and $(0.1) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $250.0 million, as amended on June 24, 2013. The Operating Company is permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended			Six months ended
(in millions)	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest expense	$1.4	$1.0		$2.9	$2.1
Non-usage fee	0.1	—	(1)	0.1	0.1
Weighted average interest rate	2.9%	3.1%		3.0%	3.2%
Average debt outstanding	$189.0	$134.1		$193.9	$131.5

(1)                                 For the three months ended June 30, 2012, the total non-usage fee was less than $50 thousand.

As of June 30, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $209.4 million and $206.9 million, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of June 30, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013. The amendment does not increase the amount of borrowings permitted under the SLF Credit Facility.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three and six months ended June 30, 2013 and June 30, 2012:

	Three months ended		Six months ended
(in millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest expense	$1.2	$1.0	$2.4	$2.1
Non-usage fee (1)	—	—	—	—
Weighted average interest rate	2.3%	2.3%	2.2%	2.4%
Average debt outstanding	$214.5	$168.1	$214.4	$170.1

(1)                                 For the three and six months ended June 30, 2013 and June 30, 2012, the total non-usage fee was less than $50 thousand.

As of June 30, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $207.1 million and $214.3 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2013 and December 31, 2012, the Operating Company had outstanding commitments to third parties to fund investments totaling $10.5 million and $10.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments and did not enter into any bridge financing commitments.

Borrowings

The Operating Company had borrowings of $209.4 million and $206.9 million outstanding as of June 30, 2013 and December 31, 2012, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $207.1 million and $214.3 million outstanding as of June 30, 2013 and December 31, 2012, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of June 30, 2013 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$209.4	$—	$—	$209.4	$—
SLF Credit Facility(2)	207.1	—	—	207.1	—
Total Contractual Obligations	$416.5	$—	$—	$416.5	$—

(1)                                 Under the terms of the $250.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($209.4 million as of June 30, 2013) must be repaid on or before October 27, 2016. As of June 30, 2013, there was approximately $40.6 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($207.1 million as of June 30, 2013) must be repaid on or before October 27, 2016. As of June 30, 2013, there was approximately $7.9 million of possible capacity remaining under the SLF Credit Facility.

The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $10.5 million of undrawn funding commitments as of June 30, 2013 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of June 30, 2013, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders / unit holders of the Companies for the six months ended June 30, 2013 totaled $28.3 million.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2013
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	$0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34

December 31, 2012
Fourth Quarter (1)	December 27, 2012	December 31, 2012	January 31, 2013	$0.14
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter (2)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$3.25

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

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions)
December 31, 2013
Second Quarter (1)	May 6, 2013	June 14, 2013	June 28, 2013	$3.8	(2)
First Quarter (3)	March 6, 2013	March 15, 2013	March 28, 2013 (4)	5.5	(5)

December 31, 2012
Fourth Quarter (3)(6)	December 27, 2012	December 31, 2012	January 31, 2013	$2.3
Fourth Quarter (3)	November 6, 2012	December 14, 2012	December 28, 2012(7)	5.5
Third Quarter (8)	August 8, 2012	September 14, 2012	September 28, 2012	6.9	(9)
Second Quarter (8)	May 8, 2012	June 15, 2012	June 29, 2012 (10)	6.9
Second Quarter (8)(11)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter (8)	March 7, 2012	March 15, 2012	March 30, 2012 (12)	6.5

December 31, 2011 (8)
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$59.4

(1)                            As of the record date, AIV Holdings owned 11,321,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(2)                            This amount does not include the distribution to Guardian AIV of $66.9 million in connection with net proceeds from the June 21, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(3)                            As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(4)                            Actual cash payment was made on April 5, 2013.

(5)                            This amount does not include the distribution to Guardian AIV of $67.8 million in connection with net proceeds from the March 25, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(6)                            Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

(7)                            Actual cash payment was made on January 7, 2013.

(8)                            As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(9)                           This amount does not include the distribution to Guardian AIV of $58.2 million in connection with net proceeds from the September 28, 2012 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(10)                     Actual cash payment was made on July 9, 2012.

(11)                     Special dividend related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

(12)                     Actual cash payment was made on April 4, 2012.

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

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of June 30, 2013, NMFC and AIV Holdings own approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the six months ended June 30, 2013, certain of the loans held in the Operating Company’s portfolio had floating interest rates. As of June 30, 2013, approximately 88% of investments (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12% of investments represent fixed-rate investments. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on June 30, 2013. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, the Operating Company uses the outstanding balance as of June 30, 2013. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of June 30, 2013, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2013. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2013, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points (1)	0.76%
Base Interest Rate	—%
+100 Basis Points	(3.87)%
+200 Basis Points	0.86%
+300 Basis Points	6.55%

(1)                                 Limited to the lesser of the June 30, 2013 LIBOR rates or a decrease of 25 basis points.

The Operating Company was not exposed to any foreign currency exchange risks as of June 30, 2013.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 1A.      Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended June 30, 2013.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2013, NMFC did not purchase any of its common stock in the open market.

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(12)

10.13

Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (13)

10.14

Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (15)

10.15

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (16)

10.16

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.17

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.18

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.19

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.20

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.21

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.22	Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank,

National Association, as Lender (11)

10.23

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(12)

10.24

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(13)

10.25

Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender (14)

10.26

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.27	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(10)

10.28	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.29	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.30	Amended and Restated Administration Agreement(8)

10.31	Form of Trademark License Agreement(1)

10.32	Amendment No. 1 to Trademark License Agreement(8)

10.33	Form of Registration Rights Agreement(1)

10.34	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.35	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.36	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(12)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed August 8, 2012.

(13)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on December 21, 2012.

(14)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 13, 2013.

(15)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on April 1, 2013.

(16)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on June 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2013.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.
NEW MOUNTAIN FINANCE CORPORATION
NEW MOUNTAIN FINANCE AIV HOLDINGS
CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)