Form 10-Q
period 2013-09-30
New Mountain Finance Holdings, L.L.C.; New Mountain Finance AIV Holdings Corp; New Mountain Finance Corp
filed 2013-11-12
CIK 1491925, 1515173, 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2013

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance AIV Holdings Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒
New Mountain Finance AIV Holdings Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of November 12, 2013
New Mountain Finance Holdings, L.L.C.	Common membership units	47,831,859
New Mountain Finance Corporation	Common stock, $0.01 par value	45,159,921
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of September 30, 2013 (unaudited) and December 31, 2012	3
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	4
	Consolidated Statements of Changes in Members’ Capital for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2013 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2012	13
	New Mountain Finance Corporation
	Statements of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	19
	Statements of Operations for the three months and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	20
	Statements of Changes in Net Assets for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	21
	Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	22
	New Mountain Finance AIV Holdings Corporation
	Statements of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012	23
	Statements of Operations for the three months and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	24
	Statements of Changes in Net Assets for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	25
	Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	26

	Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	27

	Report of Independent Registered Public Accounting Firm	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION		73

Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	73
	Signatures	78

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

(in thousands, except units and per unit data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investments at fair value (cost of $1,025,337 and $976,243, respectively)	$1,041,432	$989,820
Cash and cash equivalents	17,629	12,752
Interest and dividend receivable	11,097	6,340
Deferred credit facility costs (net of accumulated amortization of $3,147 and $2,016, respectively)	4,838	5,490
Receivable from affiliate	317	534
Receivable from unsettled securities sold	—	9,962
Other assets	1,981	666
Total assets	$1,077,294	$1,025,564
Liabilities
SLF Credit Facility	215,000	214,262
Holdings Credit Facility	159,091	206,938
Payable for unsettled securities purchased	43,400	9,700
Capital gains incentive fee payable	6,974	4,407
Incentive fee payable	3,534	3,390
Management fee payable	3,754	3,222
Interest payable	755	712
Payable to affiliate	3	—
Dividends payable	—	11,192
Other liabilities	2,978	1,802
Total liabilities	435,489	455,625
Members’ Capital	641,805	569,939
Total liabilities and members’ capital	$1,077,294	$1,025,564
Outstanding common membership units	44,831,859	40,548,189
Capital per unit	$14.32	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Investment income

Interest income	$27,175	$21,362	$79,539	$60,087
Dividend income	(1,631)	215	4,802	215
Other income	249	175	1,926	771
Total investment income	25,793	21,752	86,267	61,073

Expenses

Incentive fee	3,533	2,978	12,398	8,147
Capital gains incentive fee	1,587	2,583	2,568	3,547
Total incentive fee	5,120	5,561	14,966	11,694
Management fee	3,754	2,768	11,049	7,887
Interest and other credit facility expenses	3,190	2,402	9,379	7,286
Administrative expenses	743	544	2,441	1,604
Professional fees	549	405	1,684	1,279
Other general and administrative expenses	378	375	1,184	1,015
Total expenses	13,734	12,055	40,703	30,765
Less: expenses waived and reimbursed (See Note 5)	(600)	(439)	(2,265)	(1,387)
Net expenses	13,134	11,616	38,438	29,378
Net investment income	12,659	10,136	47,829	31,695

Net realized gains on investments	5,160	1,615	9,516	14,591
Net change in unrealized appreciation (depreciation) of investments	2,659	10,494	2,518	10,710
Net increase in members’ capital resulting from operations	$20,478	$22,245	$59,863	$56,996

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Increase in members’ capital resulting from operations:
Net investment income	$47,829	$31,695
Net realized gains on investments	9,516	14,591
Net change in unrealized appreciation (depreciation) of investments	2,518	10,710
Net increase in members’ capital resulting from operations	59,863	56,996
Net contributions	57,020	82,300
Dividends declared	(48,877)	(40,046)
Offering costs	(249)	(377)
Reinvestment of dividends	4,109	980
Net increase in members’ capital	71,866	99,853
Members’ capital at beginning of period	569,939	420,502
Members’ capital at end of period	$641,805	$520,355

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$59,863	$56,996
Adjustments to reconcile net (increase) decrease in capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(9,516)	(14,591)
Net change in unrealized (appreciation) depreciation of investments	(2,518)	(10,710)
Amortization of purchase discount	(2,671)	(4,549)
Amortization of deferred credit facility costs	1,131	825
Non-cash interest income	(2,697)	(888)
(Increase) decrease in operating assets:
Purchase of investments	(349,349)	(392,162)
Proceeds from sales and paydowns of investments	315,139	268,369
Cash paid for drawn revolvers	—	(10,710)
Cash repayments on drawn revolvers	—	9,870
Interest and dividend receivable	(4,757)	(1,272)
Receivable from affiliate	217	198
Receivable from unsettled securities sold	9,962	—
Other assets	(302)	(642)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	33,700	12,195
Capital gains incentive fee payable	2,567	3,547
Incentive fee payable	144	661
Management fee payable	532	567
Interest payable	43	(1,166)
Payable to affiliate	3	23
Other liabilities	590	(322)
Net cash flows provided by (used in) operating activities	52,081	(83,761)
Cash flows from financing activities
Net contributions	57,020	82,300
Dividends paid	(55,961)	(39,066)
Offering costs paid	(656)	(259)
Proceeds from Holdings Credit Facility	246,923	311,326
Repayment of Holdings Credit Facility	(294,770)	(304,699)
Proceeds from SLF Credit Facility	11,138	89,031
Repayment of SLF Credit Facility	(10,400)	(54,959)
Deferred credit facility costs paid	(498)	(2,561)
Net cash flows (used in) provided by financing activities	(47,204)	81,113
Net increase (decrease) in cash and cash equivalents	4,877	(2,648)
Cash and cash equivalents at the beginning of the period	12,752	15,319
Cash and cash equivalents at the end of the period	$17,629	$12,671
Supplemental disclosure of cash flow information
Interest paid	$7,938	$7,185
Non-cash operating activities:
Non-cash activity on investments	$1,986	$—
Non-cash financing activities:
Value of members’ capital issued in connection with dividend reinvestment plan	$4,109	$980
Accrual for offering costs	1,162	326
Accrual for deferred credit facility costs	25	59

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

September 30, 2013
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien (2)(7)	12.00%	3/29/2015	$6,497	$6,305	$6,513	1.01%
Total Funded Debt Investments - Bermuda				$6,497	$6,305	$6,513	1.01%
Funded Debt Investments - Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$30,000	$29,458	$30,394	4.74%
Total Funded Debt Investments - Cayman Islands				$30,000	$29,458	$30,394	4.74%
Funded Debt Investments - United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)	9.75%	4/1/2021	$24,500	$24,345	$26,093
	First lien (3)	9.00% (Base Rate + 7.75%)	3/22/2019	19,900	19,342	20,174
				44,400	43,687	46,267	7.21%
UniTek Global Services, Inc.
Business Services	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	26,176	25,265	25,543
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	6,337	6,117	6,184
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	5,268	5,084	5,140
				37,781	36,466	36,867	5.74%
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien (3)	6.00% (Base Rate + 4.75%)	5/17/2018	6,449	6,291	6,486
	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,649	29,405
				35,599	34,940	35,891	5.59%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	34,750	33,739	34,533	5.38%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,726	30,921	4.82%
Global Knowledge Training LLC
Education	First lien (3)	6.51% (Base Rate + 4.99%)	4/21/2017	4,624	4,575	4,624
	First lien (3)	6.51% (Base Rate + 4.99%)	4/21/2017	1,159	1,147	1,159
	Second lien (2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,855	24,643
				30,033	29,577	30,426	4.74%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,158	7,044	7,195
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	23,353	22,758	23,090
				30,511	29,802	30,285	4.72%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	30,000	29,709	30,275	4.72%
JHCI Acquisition, Inc.
Distribution & Logistics	First lien (3)	7.00% (Base Rate + 5.75%)	7/11/2019	19,950	19,658	20,000
	Second lien (2)	11.00% (Base Rate + 9.75%)	7/11/2020	10,000	9,707	9,700
				29,950	29,365	29,700	4.63%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,828	28,866	4.50%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (3)	7.25% (Base Rate + 6.00%)	11/13/2017	17,392	17,023	17,218
	First lien (2)	7.25% ( Base Rate + 6.00%)	11/13/2017	10,483	10,303	10,378
				27,875	27,326	27,596	4.30%
YP Holdings LLC (8)
YP LLC
Media	First lien (2)	8.06% (Base Rate + 6.69%)	6/4/2018	27,120	26,476	26,984	4.20%
Meritas Schools Holdings, LLC
Education	First lien (3)	7.00% (Base Rate + 5.75%)	6/25/2019	18,953	18,769	18,988
	First lien (2)	7.00% ( Base Rate + 5.75%)	6/25/2019	6,983	6,915	6,996
				25,936	25,684	25,984	4.05%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,771	25,953	4.04%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,770	24,010	3.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	$22,500	$22,191	$23,119	3.60%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,724	20,333	3.17%
Merrill Communications LLC
Business Services	First lien (3)	7.31% (Base Rate + 6.20%)	3/8/2018	19,900	19,708	20,033	3.12%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,642	19,988	3.11%
Six3 Systems, Inc.
Federal Services	First lien (3)	7.00% (Base Rate + 5.75%)	10/4/2019	19,850	19,674	19,974	3.11%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,800	19,061	19,899	3.10%
Distribution International, Inc.
Distribution & Logistics	First lien (2)	7.50% (Base Rate + 6.50%)	7/16/2019	19,950	19,562	19,862	3.09%
ARSloane Acquisition, LLC
Business Services	First lien (2)	7.50% (Base Rate + 6.25%)	10/1/2019	20,000	19,800	19,800	3.09%
Envision Acquisition Company, LLC
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.75%)	11/4/2021	20,000	19,600	19,600	3.05%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien (3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,738	19,214	2.99%
St. George’s University Scholastic Services LLC
Education	First lien (3)	8.50% (Base Rate + 7.00%)	12/20/2017	11,947	11,733	12,052
	First lien (2)	8.50% (Base Rate + 7.00%)	12/20/2017	6,391	6,280	6,447
				18,338	18,013	18,499	2.88%
PODS, Inc. (6)
Consumer Services
PODS Funding Corp. II	First lien (3)	7.25% (Base Rate + 6.00%)	11/29/2016	12,575	12,323	12,606
Storapod Holding Company, Inc.	Subordinated (2)	21.00% PIK*	11/29/2017	5,460	5,334	5,460
				18,035	17,657	18,066	2.82%
Ascensus, Inc.
Business Services	First lien (3)	8.00% (Base Rate + 6.75%)	12/21/2018	16,873	16,568	17,125	2.67%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/21/2017	18,527	18,323	16,674	2.60%
IG Investments Holdings, LLC
Business Services	Second lien (3)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,861	15,075	2.35%
Confie Seguros Holding II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	8,906	8,769	8,970
	Second lien (2)	10.25% (Base Rate + 9.00%)	5/8/2019	5,979	5,988	6,021
				14,885	14,757	14,991	2.34%
OpenLink International, Inc.
Software	First lien (3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,738	14,522	14,793	2.31%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated (2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,802	14,539	14,576	2.27%
Smile Brands Group Inc.
Healthcare Services	First lien (2)	7.50% (Base Rate + 6.25%)	8/16/2019	14,500	14,297	14,337	2.23%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	14,757	14,500	14,241	2.22%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,850	14,222	2.22%
Packaging Coordinators, Inc. (10)
Healthcare Products	Second lien (2)	9.50% (Base Rate + 8.25%)	11/10/2020	14,000	13,865	14,000	2.18%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated (2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,692	12,570	1.96%
Van Wagner Communications, LLC
Media	First lien (2)	6.25% (Base Rate + 5.00%)	8/3/2018	11,821	11,633	12,087	1.88%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,927	11,850	1.85%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,933	10,215	1.59%
TransFirst Holdings, Inc.
Business Services	Second lien (3)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,731	10,163	1.58%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Mailsouth, Inc.
Media	First lien (3)	6.75% (Base Rate + 5.00%)	12/14/2016	$9,792	$9,705	$9,450	1.47%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.25% (Base Rate + 5.50%)	12/22/2016	13,598	13,481	8,838	1.38%
Consona Holdings, Inc.
Software	First lien (3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,415	8,345	8,436	1.32%
Physio-Control International, Inc.
Healthcare Products	First lien (2)	9.88%	1/15/2019	6,651	6,651	7,482	1.17%
Alion Science and Technology Corporation
Federal Services	First lien (2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,383	6,271	6,426	1.00%
Immucor, Inc.
Healthcare Services	Subordinated (2)(7)	11.13%	8/15/2019	5,000	4,948	5,525	0.86%
GCA Services Group, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000	4,954	5,096	0.79%
Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,017	4,896	4,930	0.77%
Learning Care Group (US), Inc.
Education	Subordinated (2)	15.00% PIK*	5/8/2020	4,066	3,944	4,066
	Subordinated (2)	15.00% PIK*	5/8/2020	744	689	744
				4,810	4,633	4,810	0.75%
Brickman Group Holdings, Inc.
Business Services	Subordinated (2)	9.13%	11/1/2018	3,650	3,371	3,924	0.61%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (11)
Education	First lien (2)	12.25% (Base Rate + 5.00% + 4.00% PIK) (5)*	12/30/2014	4,432	4,306	—
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	1,665	1,434	233
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	103	94	103
				6,200	5,834	336	0.05%
Total Funded Debt Investments - United States				$982,732	$966,323	$975,117	151.93%
Total Funded Debt Investments				$1,019,229	$1,002,086	$1,012,024	157.68%
Equity - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares (2)	—	—	156,247	$65	$25
	Preferred shares (2)	—	—	35,558	15	6
					80	31	0.01%
Total Shares - Bermuda					$80	$31	0.01%
Equity - United States
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares (2)	17.00%	—	20,000,000	$20,000	$20,000	3.11%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	2	3
	Preferred shares (2)	—	—	2,423	1,193	3,039
					1,195	3,042	0.48%
Packaging Coordinators, Inc. (10)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares (2)	—	—	19,427	1,000	1,000	0.16%
Ancora Acquisition LLC (11)
Education	Preferred shares (2)	—	—	372	83	83	0.01%
Total Shares - United States					$22,278	$24,125	3.76%
Total Shares					$22,358	$24,156	3.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2013

(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Warrants - United States
Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844	$194	$522
	Warrants (2)	—	—	3,589	61	2,218
					255	2,740	0.43%
YP Holdings LLC (8)
YP Equity Investors LLC
Media	Warrants (2)	—	—	5	—	1,634	0.25%
Unitek Global Services, Inc.
Business Services	Warrants (2)	—	—	1,014,451	1,449	1,009	0.16%
PODS, Inc. (6)
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129	156	467	0.07%
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000	293	189	0.03%
Ancora Acquisition LLC (11)
Education	Warrants (2)	—	—	20	—	—	—%
Total Warrants - United States					$2,153	$6,039	0.94%
Total Funded Investments					$1,026,597	$1,042,219	162.39%
Unfunded Debt Investments - United States
Advantage Sales & Marketing Inc.
Business Services	First lien (2)(9) - Undrawn	—	12/17/2015	$10,500	$(1,260)	$(787)	(0.12)%
Total Unfunded Debt Investments				$10,500	$(1,260)	$(787)	(0.12)%
Total Investments					$1,025,337	$1,041,432	$162.27%

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

September 30, 2013

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

(11)                                The Operating Company holds investments in ATI Acquisition Company and Ancora Acquisition LLC. The Operating Company has credit investments in ATI Acquisition Company and preferred equity and warrants to purchase units of common membership interests of Ancora Acquisition LLC. The Operating Company received its investments in Ancora Acquisition LLC as a result of its investments in ATI Acquisition Company.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

September 30, 2013
(unaudited)

September 30, 2013
Investment Type	Percent of Total Investments at Fair Value
First lien	51.20%
Second lien	41.40%
Subordinated	4.50%
Equity and other	2.90%
Total investments	100.00%

September 30, 2013
Industry Type	Percent of Total Investments at Fair Value
Software	20.76%
Business Services	17.40%
Education	16.61%
Federal Services	10.12%
Distribution & Logistics	7.53%
Healthcare Services	7.07%
Media	4.82%
Consumer Services	4.62%
Energy	4.22%
Healthcare Products	4.00%
Industrial Services	1.37%
Healthcare Information Technology	0.85%
Information Technology	0.63%
Total investments	100.00%

September 30, 2013
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	88.01%
Fixed rates	11.99%
Total investments	100.00%

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
Aspen Dental Management, Inc.
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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital
Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	144,270	$65	$65
	Preferred shares(2)	—	—	32,830	15	15
					80	80	0.01%
Total Shares—Bermuda					$80	$80	0.01%
Equity—United States
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	$2	$2
	Preferred shares(2)	—	—	2,423	1,195	2,423
					1,197	2,425	0.43%
Total Shares—United States					$1,197	$2,425	0.43%
Total Shares					$1,277	$2,505	0.44%
Warrants—United States
YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants(2)	—	—	5	$466	$7,230	1.27%
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000	293	192	0.03%
PODS, Inc.(6)
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	360,129	156	156	0.03%
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844	194	14	0.00%
Total Warrants—United States					$1,109	$7,592	1.33%
Total Funded Investments					$977,503	$990,607	173.81%
Unfunded Debt Investments—United States
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	$10,500	$(1,260)	$(787)	(0.14)%
Total Unfunded Debt Investments				$10,500	$(1,260)	$(787)	(0.14)%
Total Investments					$976,243	$989,820	173.67%

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

New Mountain Finance Corporation

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $534,040 and $335,730, respectively)	$547,722	$341,926
Distribution receivable from New Mountain Finance Holdings, L.L.C.	—	3,405
Total assets	$547,722	$345,331
Liabilities
Dividends payable	—	3,405
Total liabilities	—	3,405
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 38,259,921 and 24,326,251 shares issued and outstanding, respectively	383	243
Paid in capital in excess of par	533,657	335,487
Accumulated undistributed net realized gains	7,725	952
Net unrealized appreciation (depreciation)	5,957	5,244
Total net assets	$547,722	$341,926
Total liabilities and net assets	$547,722	$345,331
Number of shares outstanding	38,259,921	24,326,251
Net asset value per share	$14.32	$14.06

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$23,190	$9,563	$59,220	$22,961
Dividend income	(1,391)	96	3,334	96
Other income	213	83	1,539	289
Total expenses	(11,209)	(5,169)	(28,398)	(11,314)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10,803	4,573	35,695	12,032
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	4,403	700	7,567	5,189
Net change in unrealized appreciation (depreciation) of investments	2,269	4,725	753	4,800
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	6,672	5,425	8,320	9,989
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	17,475	9,998	44,015	22,021
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(8)	(43)	(40)	(43)
Net increase in net assets resulting from operations	$17,467	$9,955	$43,975	$21,978
Basic earnings per share	$0.46	$0.62	$1.38	$1.75
Weighted average shares of common stock outstanding—basic (See Note 11)	38,159,320	16,177,442	31,952,623	12,537,607
Diluted earnings per share	$0.46	$0.62	$1.40	$1.74
Weighted average shares of common stock outstanding—diluted (See Note 11)	44,731,258	36,138,511	42,847,638	32,671,954

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$35,695	$12,032
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	7,567	5,189
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	753	4,800
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(40)	(43)
Total net increase in net assets resulting from operations	43,975	21,978
Capital transactions
Net proceeds from shares sold	57,020	82,300
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(203)	(211)
Value of shares issued for exchanged units	137,384	56,314
Dividends declared	(36,489)	(15,173)
Reinvestment of dividends	4,109	980
Total net increase in net assets resulting from capital transactions	161,821	124,210
Net increase in net assets	205,796	146,188
Net assets at beginning of period	341,926	145,487
Net assets at end of period	$547,722	$291,675

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$43,975	$21,978
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(35,695)	(12,032)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(8,320)	(9,989)
Net change in unrealized depreciation (appreciation) of investment in New Mountain Finance Holdings, L.L.C.	40	43
(Increase) decrease in operating assets:
Purchase of investment	(57,020)	(82,300)
Distributions from New Mountain Finance Holdings, L.L.C.	35,785	15,173
Net cash flows used in operating activities	(21,235)	(67,127)
Cash flows from financing activities
Net proceeds from shares sold	57,020	82,300
Dividends paid	(35,785)	(15,173)
Net cash flows provided by financing activities	21,235	67,127
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$137,384	$56,314
Value of shares issued in connection with dividend reinvestment plan	4,109	980
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(203)	(211)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Assets and Liabilities

(in thousands, except shares)

	September 30, 2013		December 31, 2012
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $98,820 and $244,015, respectively)	$94,083		$228,013
Distributions receivable from New Mountain Finance Holdings, L.L.C.	—		7,786
Total assets	$94,083		$235,799
Liabilities
Dividends payable	—		7,786
Total liabilities	—		7,786
Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	—	(1)	— (1)
Paid in capital in excess of par	98,820		244,015
Distributions in excess of net realized gains	(4,982)		(6,676)
Net unrealized appreciation (depreciation)	245		(9,326)
Total net assets	94,083		228,013
Total liabilities and net assets	$94,083		$235,799

(1)         As of September 30, 2013 and December 31, 2012, the par value of the total common stock was $1.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Operations

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$3,983	$11,799	$20,318	$37,126
Dividend income	(239)	119	1,468	119
Other income	36	91	387	480
Total expenses	(1,925)	(6,448)	(10,040)	(18,064)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	1,855	5,561	12,133	19,661
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	757	916	1,949	9,402
Net change in unrealized appreciation (depreciation) of investments	390	5,769	1,765	5,911
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	1,147	6,685	3,714	15,313
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	3,002	12,246	15,847	34,974
Net realized gains (losses) on investment in New Mountain Finance Holdings, L.L.C.	—	382	(10,451)	382
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	9	1,564	7,806	1,564
Net increase in net assets resulting from operations	$3,011	$14,192	$13,202	$36,920

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$12,133	$19,661
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	1,949	9,402
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	1,765	5,911
Net realized (losses) gains on investment in New Mountain Finance Holdings, L.L.C.	(10,451)	382
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	7,806	1,564
Total net increase in net assets resulting from operations	13,202	36,920
Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(134,699)	(58,216)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(45)	(166)
Dividends declared	(12,388)	(24,873)
Total net decrease in net assets resulting from capital transactions	(147,132)	(83,255)
Net decrease in net assets	(133,930)	(46,335)
Net assets at beginning of period	228,013	275,015
Net assets at end of period	$94,083	$228,680

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,202	$36,920
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(12,133)	(19,661)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(3,714)	(15,313)
Net realized losses (gains) on investment in New Mountain Finance Holdings, L.L.C.	10,451	(382)
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(7,806)	(1,564)
(Increase) decrease in operating activities
Distributions from New Mountain Finance Holdings, L.L.C.	20,174	24,873
Net cash flows provided by operating activities	20,174	24,873
Cash flows from financing activities
Proceeds from shares sold	134,699	58,216
Distribution to New Mountain Guardian AIV, L.P.	(134,699)	(58,216)
Dividends paid	(20,174)	(24,873)
Net cash flows used in financing activities	(20,174)	(24,873)
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	$(45)	$(166)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation

September 30, 2013

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

The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of September 30, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

During the quarter ended September 30, 2013, NMFC issued an additional 111,373 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.48. Since NMFC’s IPO, and through September 30, 2013, NMFC raised approximately $190,448 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $193,698 on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings. As of September 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The diagram below depicts the Companies’ organizational structure as of September 30, 2013.

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

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Income taxes—The Operating Company is treated as a partnership for federal income tax purposes and as such is generally not subject to federal or state and local income taxes except with respect to state source income received from underlying flow-through investments. The partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. The Operating Company files United States (“U.S.”) federal, state, and local income tax returns.

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

Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the three months ended September 30, 2013, the Operating Company changed an accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter from one of the Operating Company’s warrant investments. Based on tax projections received during the three months ended September 30, 2013, the Operating Company reduced the warrant cost basis by $466 and corresponding dividend income previously recorded by $1,799, and recorded a realized gain of $1,333 to agree to the tax treatment on the investment. This resulted in a reclass of $360 from incentive fee to capital gains incentive fee.

Note 3. Investments

At September 30, 2013 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$535,075	$533,259
Second lien	421,234	431,113
Subordinated	44,517	46,865
Equity and other	24,511	30,195
Total investments	$1,025,337	$1,041,432

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$211,384	$216,241
Business Services	176,706	181,196
Education	168,797	173,008
Federal Services	105,626	105,392
Distribution & Logistics	76,755	78,428
Healthcare Services	72,406	73,602
Media	47,814	50,155
Consumer Services	47,109	48,100
Energy	44,770	44,010
Healthcare Products	40,254	41,696
Industrial Services	13,850	14,222
Healthcare Information Technology	13,481	8,838
Information Technology	6,385	6,544
Total investments	$1,025,337	$1,041,432

At December 31, 2012 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$496,931	$493,502
Second lien	433,829	441,073
Subordinated	43,097	45,148
Equity and other	2,386	10,097
Total investments	$976,243	$989,820

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$241,742	$246,696
Education	155,047	150,151
Healthcare Services	139,370	143,724
Business Services	140,426	143,420
Federal Services	95,150	95,428
Distribution & Logistics (1)	51,320	51,834
Consumer Services	41,173	41,625
Media	26,582	34,001
Healthcare Products	25,659	27,220
Industrial Services	13,825	14,105
Retail	11,597	12,146
Healthcare Information Technology	14,550	10,291
Energy	9,852	10,072
Information Technology	6,476	6,711
Power Generation	3,474	2,396
Total investments	$976,243	$989,820

(1)                                 Industries were disclosed separately in previously issued financial statements.

As of September 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the three months ended September 30, 2013, the Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of September 30, 2013, the Operating Company’s investment had an aggregate cost basis of $5,917, an aggregate fair value of $419 and total unearned interest income of $241 and $709, respectively, for the three and nine months then ended. As of December 31, 2012, the Operating Company’s original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,306, a fair value of zero and total unearned interest income of $653 for the year then ended. The Operating Company’s two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1,611 and a combined fair value of $752 as of December 31, 2012. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned interest income of $310 for the year ended December 31, 2012. As of December 31, 2012, the Operating Company’s total investment in ATI Acquisition Company had an aggregate cost basis of $5,917 and an aggregate fair value of $752, putting the entire ATI Acquisition Company’s investment on non-accrual status. As of September 30, 2013 and December 31, 2012, unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

As of September 30, 2013, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $52,500, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of September 30, 2013. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments as of September 30, 2013.

As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2012. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments as of December 31, 2012.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of September 30, 2013:

	Total	Level I	Level II	Level III
First lien	$533,259	$—	$519,089	$14,170
Second lien	431,113	—	392,470	38,643
Subordinated	46,865	—	22,019	24,846
Equity and other	30,195	—	—	30,195
Total investments	$1,041,432	$—	$933,578	$107,854

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of December 31, 2012:

	Total	Level I	Level II	Level III
First lien	$493,502	$—	$450,617	$42,885
Second lien	441,073	—	397,818	43,255
Subordinated	45,148	—	22,257	22,891
Equity and other	10,097	—	—	10,097
Total investments	$989,820	$—	$870,692	$119,128

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2013	$113,201	$21,312	$38,527	$24,681	$28,681
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,398	66	—	—	1,332
Net change in unrealized appreciation (depreciation)	633	(41)	116	110	448
Purchases, including capitalized PIK and revolver fundings	1,503	(84)	—	55	1,532
Proceeds from sales and paydowns of investments	(8,881)	(7,083)	—	—	(1,798)
Fair value, September 30, 2013	$107,854	$14,170	$38,643	$24,846	$30,195
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$697	$23	$116	$110	$448

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, June 30, 2012	$106,374	$42,748	$53,275	$7,539	$2,812
Total gains or losses included in earnings:
Net realized gains (losses) on investments	106	106	—	—	—
Net change in unrealized appreciation (depreciation)	3,161	51	—	—	3,110
Purchases, including capitalized PIK and revolver fundings	11,460	11,460	—	—	—
Proceeds from sales and paydowns of investments	(10,385)	(10,385)	—	—	—
Transfers into Level III (1)	7,047	6,581	—	—	466	(2)
Transfers out of Level III (1)	(10,020)	—	(10,020)	—	—
Fair value, September 30, 2012	$107,743	$50,561	$43,255	$7,539	$6,388
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$3,161	$51	$—	$—	$3,110

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

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other (2)
Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,975	263	380	—	1,332
Net change in unrealized (depreciation) appreciation	(150)	70	1,148	658	(2,026)
Purchases, including capitalized PIK and revolver fundings	37,761	11	13,860	1,297	22,593
Proceeds from sales and paydowns of investments	(57,434)	(35,633)	(20,000)	—	(1,801)
Transfers into Level III (1)	6,574	6,574	—	—	—
Fair value, September 30, 2013	$107,854	$14,170	$38,643	$24,846	$30,195
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$(945)	$(605)	$1,027	$658	$(2,025)

(1)                                 As of September 30, 2013, the portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)                                 During the nine months ended September 30, 2013, the Operating Company received dividends of $4,802 from its equity and other investments, which were recorded as dividend income.  An estimate related to the tax characterization of this distribution was provided as of September 30, 2013.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at September 30, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,967	$33,141	$48,405	$6,571	$2,850
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,275	4,252	23	—	—
Net change in unrealized (depreciation) appreciation	(1,001)	(3,851)	(173)	(22)	3,045
Purchases, including capitalized PIK and revolver fundings	57,089	46,052	10,020	990	27
Proceeds from sales and paydowns of investments	(29,502)	(24,502)	(5,000)	—	—
Transfers into Level III (1)	7,047	6,581	—	—	466	(2)
Transfers out of Level III(1)	(21,132)	(11,112)	(10,020)	—	—
Fair value, September 30, 2012	$107,743	$50,561	$43,255	$7,539	$6,388
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$2,612	$(410)	$(1)	$(22)	$3,045

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

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three and nine months ended September 30, 2013 and September 30, 2012. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of September 30, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of September 30, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

			EBITDA Range						Discount Range
Type	Fair Value	Approach	Low		High		Weighted Average		Low	High	Weighted Average
First lien	$14,170	Market and Income	4.0	x	6.5	x	5.3	x	5.5%	22.8%	16.0%
Second lien	38,643	Market and Income	4.0	x	7.5	x	5.8	x	10.1%	11.7%	11.0%
Subordinated	24,846	Market and Income	6.0	x	9.5	x	7.9	x	12.2%	21.8%	15.1%
Equity	24,156	Market and Income	4.0	x	8.0	x	5.6	x	8.0%	20.0%	16.3%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate. As of September 30, 2013, warrants had a fair value of $6,039, which have been excluded from the table above.

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of September 30, 2013, as both facilities are continually monitored and examined by both the borrower and the lender. Both facilities were amended and restated during the year ended December 31, 2012 to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. Additionally for the nine months ended September 30, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. See Note 7, Borrowing Facilities, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, as amended and restated, with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of September 30, 2013), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The following table summarizes the management fees and incentive fees incurred by the Operating Company for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Management fee	$3,754	$2,768	$11,049	$7,887
Incentive fee, excluding accrued capital gains incentive fees	3,533	2,978	12,398	8,147
Accrued capital gains incentive fees(1)	1,587	2,583	2,568	3,547

(1)                             The accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on September 30, 2013 and September 30, 2012, respectively, and liquidated its investments at the valuations as of the respective quarter ends. Approximately $939 of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of September 30, 2013, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation.  As of September 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Operating Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three and nine months ended September 30, 2013 is adjusted to reflect this step-up to fair market value.

	Three months ended September 30, 2013	Adjustments	Adjusted three months ended September 30, 2013
Investment income
Interest income (1)	$27,175	$(111)	$27,064
Dividend income	(1,631)	—	(1,631)
Other income	249	—	249
Total investment income	25,793	(111)	25,682
Total net expenses pre-incentive fee (2)	8,014	—	8,014
Pre-Incentive Fee Net Investment Income	17,779	(111)	17,668
Incentive fee (3)	5,120	—	5,120
Post-Incentive Fee Net Investment Income	12,659	(111)	12,548
Net realized gains on investments (4)	5,160	(121)	5,039
Net change in unrealized appreciation (depreciation) of investments	2,659	232	2,891
Net increase in members’ capital resulting from operations	$20,478		$20,478

(1)                                 Includes $841 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $600.

(3)                                 For the three months ended September 30, 2013, the Operating Company incurred total incentive fees of $5,120, of which $1,587 related to capital gains incentive fees on a hypothetical liquidation basis.

(4)                                 Includes $1,722 of realized gains on investments resulting from the modification of terms on one debt investment that was accounted for as an extinguishment.

	Nine months ended September 30, 2013	Adjustments	Adjusted nine months ended September 30, 2013
Investment income
Interest income (1)	$79,539	$(804)	$78,735
Dividend income	4,802	—	4,802
Other income	1,926	—	1,926
Total investment income	86,267	(804)	85,463
Total net expenses pre-incentive fee (2)	23,472	—	23,472
Pre-Incentive Fee Net Investment Income	62,795	(804)	61,991
Incentive fee (3)	14,966	—	14,966
Post-Incentive Fee Net Investment Income	47,829	(804)	47,025
Net realized gains on investments (4)	9,516	(3,270)	6,246
Net change in unrealized appreciation (depreciation) of investments	2,518	4,074	6,592
Net increase in members’ capital resulting from operations	$59,863		$59,863

(1)                                 Includes $2,387 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $2,265.

(3)                                 For the nine months ended September 30, 2013, the Operating Company incurred total incentive fees of $14,966, of which $2,568 related to capital gains incentive fees on a hypothetical liquidation basis.

(4)                                 Includes $1,722 of realized gains on investments resulting from the modification of terms on one debt investment that was accounted for as an extinguishment.

The following Statement of Operations for the three and nine months ended September 30, 2012 is adjusted to reflect the step-up to fair market value.

	Three months ended September 30, 2012	Adjustments	Adjusted three months ended September 30, 2012
Investment income
Interest income	$21,362	$(806)	$20,556
Dividend income	215	—	215
Other income	175	—	175
Total investment income	21,752	(806)	20,946
Total net expenses pre-incentive fee (1)	6,055	—	6,055
Pre-Incentive Fee Net Investment Income	15,697	(806)	14,891
Incentive fee (2)	5,561	—	5,561
Post-Incentive Fee Net Investment Income	10,136	(806)	9,330
Net realized gains on investments	1,615	(168)	1,447
Net change in unrealized appreciation (depreciation) of investments	10,494	974	11,468
Net increase in members’ capital resulting from operations	$22,245		$22,245

(1)                                 Includes expense waivers and reimbursements of $439.

(2)                                 For the three months ended September 30, 2012, the Operating Company incurred total incentive fees of $5,561, of which $2,583 related to capital gains incentive fees on a hypothetical liquidation basis.

	Nine months ended September 30, 2012	Adjustments	Adjusted nine months ended September 30, 2012
Investment income
Interest income	$60,087	$(2,654)	$57,433
Dividend income	215	—	215
Other income	771	—	771
Total investment income	61,073	(2,654)	58,419
Total net expenses pre-incentive fee (1)	17,684	—	17,684
Pre-Incentive Fee Net Investment Income	43,389	(2,654)	40,735
Incentive fee (2)	11,694	—	11,694
Post-Incentive Fee Net Investment Income	31,695	(2,654)	29,041
Net realized gains on investments	14,591	(5,386)	9,205
Net change in unrealized appreciation (depreciation) of investments	10,710	8,040	18,750
Net increase in members’ capital resulting from operations	$56,996		$56,996

(1)                                 Includes expense waivers and reimbursements of $1,387.

(2)                                 For the nine months ended September 30, 2012, the Operating Company incurred total incentive fees of $11,694, of which $3,547 related to capital gains incentive fees on a hypothetical liquidation basis.

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

The Operating Company has revised its presentation of expenses and expense waivers and reimbursements for the three and nine months ended September 30, 2012. Expenses were previously presented net of waivers and reimbursements, which had been included parenthetically. The revised presentation shows total gross expenses with a separate reduction for expense waivers and reimbursements.

The Operating Company incurred the following expenses in excess of the expense cap for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Professional fees	$317	$171	$1,345	$536
Administrative expenses	283	268	920	851
Other general and administrative expenses	—	—	—	—
Total expense waivers and reimbursements	$600	$439	$2,265	$1,387

As of September 30, 2013, $317 of the expense waivers and reimbursements was receivable from an affiliate.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of September 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $250,000, as amended on June 24, 2013. As of September 30, 2013, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest expense	$1,430	$807	$4,307	$2,920
Non-usage fee	75	178	144	251
Weighted average interest rate	2.9%	3.0%	2.9%	3.1%
Average debt outstanding	$190,692	$105,795	$192,843	$122,887

As of September 30, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $159,091 and $206,938, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of September 30, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three and nine months ended September 30, 2013 and September 30, 2012.

	Three months ended			Nine months ended
	September 30, 2013		September 30, 2012	September 30, 2013	September 30, 2012
Interest expense	$1,243		$1,051	$3,663	$3,138
Non-usage fee	—	(1)	8	2	20
Weighted average interest rate	2.3%		2.2%	2.3%	2.4%
Average debt outstanding	$214,828		$184,109	$214,547	$174,808

(1)                                 For the three months ended September 30, 2013, the total non-usage fee was less than $1 thousand.

As of September 30, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $215,000 and $214,262, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

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

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of September 30, 2013, the Operating Company had unfunded commitments on revolving credit facilities of $10,500, outstanding bridge financing commitments of $52,500 and no other future funding commitments. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments. As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities of $10,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of September 30, 2013. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of September 30, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

					Accumulated
			Paid in Capital	Undistributed	Undistributed Net	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Realized Gains	Appreciation	Stockholders’
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Equity
Balance at December 31, 2012	24,326,251	$243	$335,487	$—	$952	$5,244	$341,926
Issuances of common stock	13,933,670	140	198,373	—	—	—	198,513
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(203)	—	—	—	(203)
Dividends declared	—	—	—	(35,695)	(794)	—	(36,489)
Net increase (decrease) in stockholders’ equity resulting from operations	—	—	—	35,695	7,567	713	43,975
Balance at September 30, 2013	38,259,921	$383	$533,657	$—	$7,725	$5,957	$547,722

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

				Paid in Capital	Undistributed	Distributions	Net Unrealized	Total
	Common Stock			in Excess	Net Investment	In Excess of Net	(Depreciation)	Stockholders’
	Shares	Par Amount		of Par	Income	Realized (Losses) Gains	Appreciation	Equity

Balance at December 31, 2012	100	$—	(1)	$244,015	$—	$(6,676)	$(9,326)	$228,013
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(45)	—	—	—	(45)
Dividends declared	—	—		—	(12,133)	(255)	—	(12,388)
Distribution to New Mountain Guardian AIV, L.P.	—	—		(134,699)	—	—	—	(134,699)
Net increase (decrease) in stockholders’ equity resulting from operations	—	—		(10,451)	12,133	1,949	9,571	13,202

Balance at September 30, 2013	100	$—	(1)	$98,820	$—	$(4,982)	$245	$94,083

(1)                   As of September 30, 2013 and December 31, 2012, the par amount of the total common stock was $1.

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator for basic earnings per share:	$17,467	$9,955	$43,975	$21,978
Denominator for basic weighted average share:	38,159,320	16,177,442	31,952,623	12,537,607
Basic earnings per share:	$0.46	$0.62	$1.38	$1.75
Numerator for diluted earnings per share(a):	$20,478	$22,245	$59,863	$56,996
Denominator for diluted weighted average share(b):	44,731,258	36,138,511	42,847,638	32,671,954
Diluted earnings per share:	$0.46	$0.62	$1.40	$1.74

(a)                                 Includes the full income at the Operating Company for the period.

(b)                                 Assumes AIV Holdings exchanges its units in the Operating Company for public shares of NMFC as of September 30, 2013 and September 30, 2012, respectively (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective nine months ended September 30, 2013 and September 30, 2012.

	Nine months ended
	September 30, 2013	September 30, 2012
Total return based on net asset value (a)	10.20%	13.06%
Average net assets for the period	$612,181	$450,716
Ratio to average net assets (b):
Net investment income	10.45%	9.39%
Total expenses, before waivers/reimbursements	8.89%	9.12%
Total expenses, net of waivers/reimbursements	8.39%	8.71%
Net assets, end of period	$641,805	$520,355
Average debt outstanding—SLF Credit Facility	$214,547	$174,808
Average debt outstanding—Holdings Credit Facility	$192,843	$122,887
Weighted average common membership units outstanding	42,847,638	32,671,954
Asset coverage ratio	271.56%	255.02%
Portfolio turnover	30.46%	34.77%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

	Nine months ended
	September 30, 2013	September 30, 2012
Per unit data for the Operating Company (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net investment income	1.12	0.97
Net realized and unrealized gains (losses)	0.28	0.76
Dividends from net investment income	(1.14)	(1.23)
Net increase in net assets resulting from operations	0.26	0.50
Net asset value, September 30, 2013 and September 30, 2012, respectively	$14.32	$14.10

(a)                                 Per unit data is based on weighted average common membership units outstanding.

The following information sets forth the financial highlights for NMFC for the nine months ended September 30, 2013 and September 30, 2012. The ratios to average net assets have been annualized.

	Nine months ended
	September 30, 2013	September 30, 2012
Per share data (a):
Net asset value, January 1, 2013 and January 1, 2012, respectively	$14.06	$13.60
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	1.12	0.97
Net realized and unrealized gains (losses)	0.28	0.76
Total net increase	1.40	1.73
Dividends declared	(1.14)	(1.23)
Net asset value, September 30, 2013 and September 30, 2012, respectively	$14.32	$14.10
Per share market value, September 30, 2013 and September 30, 2012, respectively	$14.41	$14.82
Total return based on market value (b)	4.58%	20.27%
Total return based on net asset value (c)	10.20%	13.06%
Shares outstanding at end of period	38,259,921	20,690,635
Average weighted shares outstanding for the period	31,952,623	12,537,607
Average net assets for the period	$456,922	$167,815
Ratio to average net assets (d):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.39%	8.71%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10.45%	9.39%

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

(d)                                 Ratio to average net assets for the nine months ended September 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

The following information sets forth the financial highlights for AIV Holdings for the nine months ended September 30, 2013 and September 30, 2012. The ratios to average net assets have been annualized.

	Nine months ended
	September 30, 2013	September 30, 2012
Total return based on net asset value (a)	8.38%	14.45%
Average net assets for the period	$155,259	$279,835
Ratio to average net assets (b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.39%	8.71%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10.45%	9.39%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets for the nine months ended September 30, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Note 13. Subsequent Events

On November 8, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a fourth quarter 2013 distribution of $0.34 per unit/share payable on December 31, 2013 to holders of record as of December 17, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on December 31, 2013 to holders of record as of December 17, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On October 17, 2013, NMFC completed a public offering of 3,000,000 shares of its common stock and an underwritten secondary public offering of 3,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.34 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 900,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $43,020 in connection with the sale of 3,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 3,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 3,900,000 shares of NMFC’s common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

On October 28, 2013, the Operating Company amended its Holdings Credit Facility to increase the maximum amount of revolving borrowings available under the Holdings Credit Facility from $250,000 to $280,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying Consolidated Statement of Assets, Liabilities and Members’ Capital of New Mountain Finance Holdings, L.L. C. as of September 30, 2013, including the Consolidated Schedule of Investments, and the related Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, and the Consolidated Statements of Changes in Members’ Capital, and Cash Flows for the nine month periods ended September 30, 2013 and 2012. Also, we have reviewed the Statements of Assets and Liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of September 30, 2013, the related Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012, and the Statements of Changes in Net Assets and Cash Flows for the nine month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

November 12, 2013

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

The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $9.0 billion as of September 30, 2013. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

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

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company owns all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

During the quarter ended September 30, 2013, NMFC issued an additional 111,373 shares in conjunction with its dividend reinvestment plan at a weighted average price of $14.48. Since NMFC’s IPO, and through September 30, 2013, NMFC raised approximately $190.4 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $193.7 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in additional offerings. As of September 30, 2013, NMFC and AIV Holdings owned approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

The diagram below depicts the Companies’ organizational structure as of September 30, 2013.

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

As of September 30, 2013, the Operating Company’s net asset value was $641.8 million and its portfolio had a fair value of approximately $1,041.4 million in 57 portfolio companies, with a weighted average yield to maturity of approximately 10.4%. This yield to maturity calculation assumes that all investments not on non-accrual are purchased at fair value on September 30, 2013 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate (“LIBOR”) contracts by the individual companies in the Operating Company’s portfolio or other factors.

Recent Developments

On November 8, 2013, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a fourth quarter 2013 distribution of $0.34 per unit/share payable on December 31, 2013 to holders of record as of December 17, 2013.  Subsequently, AIV Holdings’ board of directors declared a dividend payable on December 31, 2013 to holders of record as of

December 17, 2013 in an amount equal to $0.34 per unit multiplied by the total number of units owned by AIV Holdings of the Operating Company as of the record date.

On October 17, 2013, NMFC completed a public offering of 3,000,000 shares of its common stock and an underwritten secondary public offering of 3,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.34 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 900,000 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $43.0 million in connection with the sale of 3,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 3,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 3,900,000 shares of NMFC’s common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

On October 28, 2013, the Operating Company amended its Holdings Credit Facility to increase the maximum amount of revolving borrowings available under the Holdings Credit Facility from $250.0 million to $280.0 million.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of September 30, 2013:

(in thousands)	Total	Level I	Level II	Level III
First lien	$533,259	$—	$519,089	$14,170
Second lien	431,113	—	392,470	38,643
Subordinated	46,865	—	22,019	24,846
Equity and other	30,195	—	—	30,195
Total investments	$1,041,432	$—	$933,578	$107,854

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

Market Based Approach: The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  In applying the market based approach as of September 30, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of September 30, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

			EBITDA Range						Discount Range
(in thousands) Type	Fair Value	Approach	Low		High		Weighted Average		Low	High	Weighted Average
First lien	$14,170	Market and Income	4.0	x	6.5	x	5.3	x	5.5%	22.8%	16.0%
Second lien	38,643	Market and Income	4.0	x	7.5	x	5.8	x	10.1%	11.7%	11.0%
Subordinated	24,846	Market and Income	6.0	x	9.5	x	7.9	x	12.2%	21.8%	15.1%
Equity	24,156	Market and Income	4.0	x	8.0	x	5.6	x	8.0%	20.0%	16.3%

The Operating Company typically uses a Black Scholes analysis to fair value warrant investments. Input variables used in these analyses include, but are not limited to, stock price, exercise price, expiration date, valuation date, volatility, and discount rate. As of September 30, 2013, warrants had a fair value of $6.0 million, which have been excluded from the table above.

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

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

As of September 30, 2013, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio companies; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of September 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company and equity positions in Ancora Acquisition LLC, which were received during the three months ended September 30, 2013 in relation to the two super priority first lien positions in ATI Acquisition Company, had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of September 30, 2013, the Operating Company’s first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. As of September 30, 2013, the Operating Company’s investment had an aggregate cost basis of $5.9 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.2 and $0.7 million, respectively, for the three and nine months then ended. Unrealized gains include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $1,041.4 million in 57 portfolio companies at September 30, 2013 and approximately $989.8 million in 63 portfolio companies at December 31, 2012.

The following table shows the Operating Company’s portfolio and investment activity for the nine months ended September 30, 2013 and September 30, 2012:

	Nine months ended
(in millions)	September 30, 2013	September 30, 2012
New investments in 21 and 30 portfolio companies, respectively	$349.3	$392.2
Debt repayments in existing portfolio companies	288.4	190.5
Sales of securities in 9 and 13 portfolio companies, respectively	26.7	77.9
Change in unrealized appreciation on 42 and 43 portfolio companies, respectively	19.4	20.6
Change in unrealized depreciation 25 and 14 portfolio companies, respectively	16.9	9.9

At September 30, 2013, the Operating Company’s weighted average yield to maturity was approximately 10.4%.

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

The following table for the Operating Company for the three months ended September 30, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended September 30, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended September 30, 2013
Investment income
Interest income	$27,175	$(111)	$—	$27,064
Dividend income	(1,631)	—	—	(1,631)
Other income	249	—	—	249
Total investment income	25,793	(111)	—	25,682
Total net expenses pre-incentive fee (2)	8,014	—	—	8,014
Pre-Incentive Fee Net Investment Income	17,779	(111)	—	17,668
Incentive fee	5,120	—	(1,587)	3,533
Post-Incentive Fee Net Investment Income	12,659	(111)	1,587	14,135
Net realized gains on investments	5,160	(121)	—	5,039
Net change in unrealized appreciation (depreciation) of investments	2,659	232	—	2,891
Capital gains incentive fees	—	—	(1,587)	(1,587)
Net increase in members’ capital resulting from operations	$20,478			$20,478

(1)         For the three months ended September 30, 2013, the Operating Company incurred total incentive fees of $5.1 million, of which $1.6 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes expense waivers and reimbursements of $0.6 million.

For the three months ended September 30, 2013, the Operating Company had a $0.1 million adjustment to interest income for amortization, a decrease of $0.1 million to net realized gains and an increase of $0.2 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended September 30, 2013, total adjusted investment income of $25.7 million consisted of approximately $24.4 million in cash interest from investments, approximately $0.8 million in payment-in-kind interest from investments, approximately $1.2 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.7 million, approximately ($1.6) million in dividend income and approximately $0.2 million in other income. The Operating Company’s Adjusted Net Investment Income was $14.1 million for the three months ended September 30, 2013.

The following table for the Operating Company for the nine months ended September 30, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Nine months ended September 30, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted nine months ended September 30, 2013
Investment income
Interest income	$79,539	$(804)	$—	$78,735
Dividend income	4,802	—	—	4,802
Other income	1,926	—	—	1,926
Total investment income	86,267	(804)	—	85,463
Total net expenses pre-incentive fee (2)	23,472	—	—	23,472
Pre-Incentive Fee Net Investment Income	62,795	(804)	—	61,991
Incentive fee	14,966	—	(2,568)	12,398
Post-Incentive Fee Net Investment Income	47,829	(804)	2,568	49,593
Net realized gains on investments	9,516	(3,270)	—	6,246
Net change in unrealized appreciation (depreciation) of investments	2,518	4,074	—	6,592
Capital gains incentive fees	—	—	(2,568)	(2,568)
Net increase in members’ capital resulting from operations	$59,863			$59,863

(1)         For the nine months ended September 30, 2013, the Operating Company incurred total incentive fees of $15.0 million, of which $2.6 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes expense waivers and reimbursements of $2.3 million.

For the nine months ended September 30, 2013, the Operating Company had a $0.8 million adjustment to interest income for amortization, a decrease of $3.3 million to net realized gains and an increase of $4.1 million to net change in unrealized depreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the nine months ended September 30, 2013, total adjusted investment income of $85.5 million consisted of approximately $70.1 million in cash interest from investments, approximately $2.4 million in payment-in-kind interest from investments, approximately $4.4 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $1.9 million, approximately $4.8 million in dividend income and approximately $1.9 million in other income. The Operating Company’s Adjusted Net Investment Income was $49.6 million for the nine months ended September 30, 2013.

In accordance with GAAP, for the nine months ended September 30, 2013, the Operating Company accrued $2.6 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Approximately $0.9 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of September 30, 2013, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended September 30, 2013 and September 30, 2012

Revenue

	Three months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Interest income	$27,175	$21,362	27%
Dividend income	(1,631)	215	NM *
Other income	249	175	42%
Total investment income	$25,793	$21,752

* Not meaningful.

The Operating Company’s total investment income increased by $4.0 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in interest and other income from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of three different portfolio companies held by the Operating Company as of June 30, 2013. Additionally, the Operating Company’s other income increased due to amendment and forbearance fees received associated with two different portfolio companies held by the Operating Company as of September 30, 2013. For the three months ended September 30, 2013, a change in an accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a reduction in the cost basis of a warrant investment by approximately $0.5 million, a reduction to dividend income of approximately $1.8 million, a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million. As a result of the change in estimate, there was a reclass of total incentive fee of approximately $0.4 million from incentive fees attributable to Adjusted Net Investment Income to capital gains incentive fees for the three months ended September 30, 2013.

Operating Expenses

	Three months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Management fee	$3,754	$2,768	36%
Incentive fee	3,533	2,978	19%
Capital gains incentive fee (1)	1,587	2,583	(39)%
Interest and other credit facility expenses	3,190	2,402	33%
Administrative expenses	743	544	37%
Professional fees	549	405	36%
Other general and administrative expenses	378	375	1%
Total expenses	13,734	12,055
Less: expenses waived and reimbursed	(600)	(439)	37%
Net expenses	$13,134	$11,616

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Operating Company’s total net operating expenses increased by $1.5 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Interest and other credit facility expenses increased by $0.8 million during the three months ended September 30, 2013, primarily due to the increase of average debt outstanding from $105.8 million to $190.7 million for the Holdings Credit Facility and from $184.1 million to $214.8 million for the SLF Credit Facility for the three months ended September 30, 2012 compared to September 30, 2013. During the three months ended September 30, 2013, the Operating Company incurred $7.2 thousand in other expenses that were not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees increased by $1.0 million and total incentive fees decreased by $0.4 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in management fees from the three months ended September 30, 2012 to the three months ended September 30, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock and the Operating Company’s use of leverage for its revolving credit facilities to originate new investments.  The decrease in total incentive fees from the three months ended September 30, 2012 to the three months ended September 30, 2013 was attributable to lower net realized and unrealized gains or losses of investments during the three months ended September 30, 2013.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Net realized gains on investments	$5,160	$1,615	220%
Net change in unrealized appreciation (depreciation) of investments	2,659	10,494	(75)%
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$7,819	$12,109

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $7.8 million for the three months ended September 30, 2013 compared to a net gain of $12.1 million for the same period in 2012. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended September 30, 2013 was driven by the overall increase in the market prices of the Operating Company’s investments during the period.  For the three months ended September 30, 2013, a change in accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million.  In addition, the modification of terms on one debt investment that was accounted for as an extinguishment resulted in a realized gain of $1.7 million for the three months ended September 30, 2013. The net gain for the three months ended September 30, 2012 was primarily driven by the overall increase in the market prices of the Operating Company’s investments during the period.

Results of Operations for the Operating Company for the Nine Months Ended September 30, 2013 and September 30, 2012

Revenue

	Nine months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Interest income	$79,539	$60,087	32%
Dividend income	4,802	215	NM *
Other income	1,926	771	150%
Total investment income	$86,267	$61,073

* Not meaningful.

The Operating Company’s total investment income increased by $25.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in interest and other income from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of 15 different portfolio companies held by the Operating Company as of December 31, 2012. Additionally, the Operating Company’s other income increased due to consent, amendment and forbearance fees received associated with seven different portfolio companies held by the Operating Company as of December 31, 2012. The increase in dividend income from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was primarily attributable to a distribution from one of the Operating Company’s warrant investments.

Operating Expenses

	Nine months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Management fee	$11,049	$7,887	40%
Incentive fee	12,398	8,147	52%
Capital gains incentive fee (1)	2,568	3,547	(28)%
Interest and other credit facility expenses	9,379	7,286	29%
Administrative expenses	2,441	1,604	52%
Professional fees	1,684	1,279	32%
Other general and administrative expenses	1,184	1,015	17%
Total expenses	40,703	30,765
Less: expenses waived and reimbursed	(2,265)	(1,387)	63%
Net expenses	$38,438	$29,378

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Operating Company’s total net operating expenses increased by $9.1 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Interest and other credit facility expenses increased by $2.1 million during the nine months ended September 30, 2013, primarily due to the increase of average debt outstanding from $122.9 million to $192.8 million for the Holdings Credit Facility and from $174.8 million to $214.5 million for the SLF Credit Facility for the nine months ended September 30, 2012 compared to September 30, 2013. As of September 30, 2013, the Operating Company incurred $43.8 thousand in other expenses that were not subject to the expense cap pursuant to the Administration Agreement, as amended and restated, and further restricted by the Operating Company.

Additionally, the Operating Company’s management fees increased by $3.2 million and total incentive fees increased by $3.3 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in management and total incentive fees from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage for its revolving credit facilities to originate new investments and the receipt of a dividend distribution from one of the Operating Company’s warrant investments. The Operating Company’s capital gains incentive fees decreased from $3.5 million for the nine months ended September 30, 2012 to $2.6 million for the nine months ended September 30, 2013 which was attributable to lower net realized and unrealized gains or losses of investments during the period. Approximately $0.9 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of September 30, 2013, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.  As of September 30, 2012, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains did not exceed cumulative Adjusted Unrealized Depreciation.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Nine months ended		Percent
(in thousands)	September 30, 2013	September 30, 2012	Change
Net realized gains on investments	$9,516	$14,591	(35)%
Net change in unrealized appreciation (depreciation) of investments	2,518	10,710	(76)%
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$12,034	$25,301

The Operating Company’s net realized and unrealized gains or losses resulted in a net gain of $12.0 million for the nine months ended September 30, 2013 compared to a net gain of $25.3 million for the same period in 2012. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the nine months ended September 30, 2013 was driven by sales or repayment of investments with fair values in excess of December 31, 2012 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments.  Additionally, during the nine months ended September 30, 2013, a change in accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter resulted in a realized gain of approximately $1.3 million and an unrealized gain of approximately $0.5 million, as well as the modification of terms on one debt investment that was accounted for as an extinguishment, which resulted in a realized gain of $1.7 million for the nine months ended September 30, 2013.  The net gain for the nine months ended September 30, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company’s portfolio, directly impacting the prices of the Operating Company’s portfolio.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company’s repayment of indebtedness, the Operating Company’s investments in portfolio companies, cash distributions to the Operating Company’s unit holders or for other general corporate purposes.

Since NMFC’s IPO, and through September 30, 2013, NMFC raised approximately $190.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $193.7 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

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

At September 30, 2013 and December 31, 2012, the Operating Company had cash and cash equivalents of approximately $17.6 million and $12.8 million, respectively. Cash provided by operating activities for the nine months ended September 30, 2013 was approximately $52.1 million and cash used in operating activities for the nine months ended September 30, 2012 was approximately $83.8 million. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

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

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended			Nine months ended
(in millions)	September 30, 2013		September 30, 2012	September 30, 2013	September 30, 2012
Interest expense	$1.4		$0.8	$4.3	$2.9
Non-usage fee	—	(1)	0.2	0.1	0.3
Weighted average interest rate	2.9%		3.0%	2.9%	3.1%
Average debt outstanding	$190.7		$105.8	$192.8	$122.9

(1) For the three months ended September 30, 2013, the total non-usage fee was less than $0.1 million.

As of September 30, 2013 and December 31, 2012, the outstanding balance on the Holdings Credit Facility was $159.1 million and $206.9 million, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of September 30, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013. The amendment does not increase the amount of borrowings permitted under the SLF Credit Facility.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three months ended				Nine months ended
(in millions)	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Interest expense	$1.2		$1.0		$3.7		$3.1
Non-usage fee (1)	—	(1)	—	(1)	—	(1)	—	(1)
Weighted average interest rate	2.3%		2.2%		2.3%		2.4%
Average debt outstanding	$214.8		$184.1		$214.5		$174.8

(1)                                 For the three and nine months ended September 30, 2013 and September 30, 2012, the total non-usage fee was less than $50 thousand.

As of September 30, 2013 and December 31, 2012, the outstanding balance on the SLF Credit Facility was $215.0 million and $214.3 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2013 and December 31, 2012, the Operating Company had outstanding commitments to third parties to fund investments totaling $10.5 million and $10.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments. As of September 30, 2013 and December 31, 2013, the Operating Company

had bridge financing commitments in an aggregate par amount of $52.5 million and $0, respectively, which could require funding in the future.

Borrowings

The Operating Company had borrowings of $159.1 million and $206.9 million outstanding as of September 30, 2013 and December 31, 2012, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $215.0 million and $214.3 million outstanding as of September 30, 2013 and December 31, 2012, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of September 30, 2013 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$159.1	$—	$—	$159.1	$—
SLF Credit Facility(2)	215.0	—	—	215.0	—
Total Contractual Obligations	$374.1	$—	$—	$374.1	$—

(1)                                 Under the terms of the $250.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($159.1 million as of September 30, 2013) must be repaid on or before October 27, 2016. As of September 30, 2013, there was approximately $90.9 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($215.0 million as of September 30, 2013) must be repaid on or before October 27, 2016. As of September 30, 2013, there was no capacity remaining under the SLF Credit Facility.

The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $10.5 million of undrawn funding commitments as of September 30, 2013 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of September 30, 2013, the Operating Company had entered into $52.5 million of bridge financing commitments, which could require funding in the future.

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

Distributions and Dividends

Dividends declared and paid to stockholders / unit holders of the Companies for the nine months ended September 30, 2013 totaled $48.9 million.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/Unit Amount
December 31, 2013
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	$0.34
Third Quarter (1)	August 7, 2013	August 20, 2013	August 30, 2013	0.12
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34

December 31, 2012
Fourth Quarter (2)	December 27, 2012	December 31, 2012	January 31, 2013	$0.14
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter (3)	May 8, 2012	May 21, 2012	May 31, 2012	0.23
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

Total				$3.71

(1)         Special dividend related to a distribution received attributable to the Operating Company’s investment in YP Equity Investors LLC.

(2)         Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

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

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions)
December 31, 2013
Third Quarter (1)	August 7, 2013	September 16, 2013	September 30, 2013	$2.2
Third Quarter (1)(2)	August 7, 2013	August 20, 2013	August 30, 2013	0.8
Second Quarter (3)	May 6, 2013	June 14, 2013	June 28, 2013	3.8	(4)
First Quarter (5)	March 6, 2013	March 15, 2013	March 28, 2013 (6)	5.5	(7)

December 31, 2012
Fourth Quarter (5)(8)	December 27, 2012	December 31, 2012	January 31, 2013	$2.3
Fourth Quarter (5)	November 6, 2012	December 14, 2012	December 28, 2012(9)	5.5
Third Quarter (10)	August 8, 2012	September 14, 2012	September 28, 2012	6.9	(11)
Second Quarter (10)	May 8, 2012	June 15, 2012	June 29, 2012 (12)	6.9
Second Quarter (10)(13)	May 8, 2012	May 21, 2012	May 31, 2012	4.6
First Quarter (10)	March 7, 2012	March 15, 2012	March 30, 2012 (14)	6.5

December 31, 2011 (10)
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	5.4

Total				$62.4

(1)                            As of the record date, AIV Holdings owned 6,571,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(2)                            Special dividend related to a distribution received attributable to the Operating Company’s investment in YP Equity Investors LLC.

(3)                           As of the record date, AIV Holdings owned 11,321,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(4)                            This amount does not include the distribution to Guardian AIV of $66.9 million in connection with net proceeds from the June 21, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(5)                            As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(6)                            Actual cash payment was made on April 5, 2013.

(7)                            This amount does not include the distribution to Guardian AIV of $67.8 million in connection with net proceeds from the March 25, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(8)                            Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

(9)                            Actual cash payment was made on January 7, 2013.

(10)                     As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(11)                    This amount does not include the distribution to Guardian AIV of $58.2 million in connection with net proceeds from the September 28, 2012 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(12)                     Actual cash payment was made on July 9, 2012.

(13)                     Special dividend related to estimated realized capital gains attributable to the Operating Company’s investments in Lawson Software, Inc. and Infor Lux Bond Company.

(14)                     Actual cash payment was made on April 4, 2012.

Tax characteristics of all dividends paid by NMFC and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective boards of directors.

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

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of September 30, 2013, NMFC and AIV Holdings own approximately 85.3% and 14.7%, respectively, of the units of the Operating Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the nine months ended September 30, 2013, certain of the loans held in the Operating Company’s portfolio had floating interest rates. As of September 30, 2013, approximately 88% of investments (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 12% of investments represent fixed-rate investments. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on September 30, 2013. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, the Operating Company uses the outstanding balance as of September 30, 2013. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of September 30, 2013, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2013. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2013, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points (1)	0.74%
Base Interest Rate	—%
+100 Basis Points	(3.96)%
+200 Basis Points	1.07%
+300 Basis Points	7.18%

(1)                                 Limited to the lesser of the September 30, 2013 LIBOR rates or a decrease of 25 basis points.

The Operating Company was not exposed to any foreign currency exchange risks as of September 30, 2013.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of September 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2013, NMFC did not purchase any of its common stock in the open market.

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

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, National Association, as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(12)

10.13

Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (13)

10.14

Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (15)

10.15

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (16)

10.16

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian (17)

10.17

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Collateral Custodian(1)

10.18

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.19

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(1)

10.20

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.21

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.22

Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(8)

10.23	Ninth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank,
National Association, as Lender (11)

10.24

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(12)

10.25	Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance

SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender(13)

10.26

Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, National Association, as Lender (14)

10.27

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.28	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(10)

10.29	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.30	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.31	Amended and Restated Administration Agreement(8)

10.32	Form of Trademark License Agreement(1)

10.33	Amendment No. 1 to Trademark License Agreement(8)

10.34	Form of Registration Rights Agreement(1)

10.35	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

10.36	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.37	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(13)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on December 21, 2012.

(14)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 13, 2013.

(15)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on April 1, 2013.

(16)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on June 26, 2013.

(17)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on October 29, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2013.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.
NEW MOUNTAIN FINANCE CORPORATION
NEW MOUNTAIN FINANCE AIV HOLDINGS
CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)