Form 10-K
period 2013-12-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance AIV Holdings Corp; New Mountain Finance Corp
filed 2014-03-05
CIK 1491925, 1515173, 1496099

Use these links to rapidly review the document
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013 TABLE OF CONTENTS

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

             The aggregate market value of common stock held by non-affiliates of the publicly traded registrant, New Mountain Finance Corporation, on June 28, 2013 based on the closing price on that date of $14.16 on the New York Stock Exchange was $501.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.

Registrant	Description	Shares / Units as of March 5, 2014
New Mountain Finance Holdings, L.L.C.	Common membership units	47,896,693
New Mountain Finance Corporation	Common stock, $0.01 par value	47,896,693
New Mountain Finance AIV Holdings Corporation	Common stock, $0.01 par value	100

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

             Portions of the New Mountain Finance Registrants' Joint Proxy Statement for their joint 2014 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on this combined Form 10-K are incorporated by reference into Part III on this combined Form 10-K.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

        The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of December 31, 2013, which includes total assets held by the Operating Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

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

        As a result of the transactions completed in connection with the IPO, Guardian AIV obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at any time.

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

        Since NMFC's IPO, and through December 31, 2013, NMFC raised approximately $233.4 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $249.6 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings.

        The diagram below depicts the Companies' organizational structure as of December 31, 2013.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

***
New Mountain Finance SPV Funding, L.L.C. ("NMF SLF").

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

        The Operating Company makes investments through both primary originations and open-market secondary purchases. The Operating Company primarily targets loans to, and invests in, United States ("U.S.") middle market businesses, a market segment we believe continues to be underserved by other lenders. We define middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $20.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) sustainable secular growth drivers, (ii) high barriers to competitive entry, (iii) high free cash flow after capital expenditure and working capital needs, (iv) high returns on assets and (v) niche market dominance. The Operating Company's targeted investments typically have maturities of between five and ten years and generally range in size between $10.0 million and

$50.0 million. This investment size may vary proportionately as the size of the Operating Company's capital base changes. At December 31, 2013, the Operating Company's portfolio consisted of 59 portfolio companies and was invested 49.6% in first lien loans, 42.0% in second lien loans, 2.4% in subordinated debt and 6.0% in equity and other, as measured at fair value versus 63 portfolio companies invested 49.8% in first lien loans, 44.6% in second lien loans, 4.6% in subordinated debt and 1.0% in equity and other at December 31, 2012.

        The fair value of the Operating Company's investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013, $989.8 million in 63 portfolio companies at December 31, 2012 and $703.5 million in 55 portfolio companies at December 31, 2011.

        The following table shows the Operating Company's portfolio and investment activity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Years ended December 31,
(in millions)	2013	2012	2011
New investments in 34, 45 and 37 portfolio companies, respectively	$529.3	$673.2	$493.3
Debt repayments in existing portfolio companies	395.4	299.2	146.4
Sales of securities in 12, 22 and 17 portfolio companies, respectively	31.2	124.7	85.6
Change in unrealized appreciation on 45, 48 and 17 portfolio companies, respectively	27.9	27.0	6.1
Change in unrealized depreciation on 29, 30 and 48 portfolio companies, respectively	(19.9)	(17.1)	(29.2)

        At December 31, 2013 and December 31, 2012, the Operating Company's weighted average Yield to Maturity was approximately 10.6% and 10.1%, respectively. This Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on December 31, 2013 and December 31, 2012, respectively, and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate ("LIBOR") contracts by the individual companies in the Operating Company's portfolio or other factors.

        The following summarizes the Operating Company's ten largest portfolio company investments and top ten industries in which the Operating Company was invested as of December 31, 2013, calculated as a percentage of total assets as of December 31, 2013.

Portfolio Company	Percent of Total Assets
McGraw-Hill Global Education Holdings, LLC	4.0%
Global Knowledge Training LLC	3.9%
Deltek, Inc.	3.6%
UniTek Global Services, Inc.	3.5%
Edmentum, Inc. (fka Plato, Inc.).	3.3%
Crowley Holdings Preferred, LLC	3.1%
SRA International, Inc.	3.0%
Kronos Incorporated	2.8%
Rocket Software, Inc.	2.7%
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited	2.6%

Industry	Percent of Total Assets
Software	21.7%
Education	20.5%
Business Services	12.7%
Distribution & Logistics	10.5%
Federal Services	7.3%
Healthcare Services	7.0%
Energy	6.0%
Media	4.0%
Healthcare Products	3.6%
Consumer Services	1.4%

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

Investment Committee

        The Investment Adviser's investment committee (the "Investment Committee") currently consists of Steven B. Klinsky, Robert A. Hamwee, Adam Collins, Douglas Londal and John Kline. In addition, the executive officers and certain investment professionals are invited to all Investment Committee meetings. The Investment Committee is responsible for approving all of the Operating Company's investment purchases above $5.0 million. The Investment Committee also approves all asset dispositions above $5.0 million. Purchases and dispositions below $5.0 million may be approved by the Operating Company's Chief Executive Officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.

        The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing.

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

        The following table shows the distribution of the Operating Company's investments on the 1 to 4 investment rating scale at fair value as of December 31, 2013:

	As of December 31, 2013
(in millions) Investment Rating	Par Value(1)	Percent	Fair Value	Percent
Investment Rating 1	$169.6	15.8%	$178.1	16.0%
Investment Rating 2	883.6	82.7%	929.9	83.3%
Investment Rating 3	13.6	1.3%	7.3	0.7%
Investment Rating 4	1.8	0.2%	0.4	—	%(2)

	$1,068.6	100.0%	$1,115.7	100.0%

(1)
Excludes shares and warrants.

(2)
Percent was less than 0.05%.

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

        For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

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

        The Operating Company, NMFC and AIV Holdings each have a board of directors. A majority of the Companies' board of directors must be persons who are not interested persons, as that term is defined in the 1940 Act. As BDCs, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC.

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

NMFC's and AIV Holdings' Taxation as a Regulated Investment Company

        NMFC and AIV Holdings have elected to be treated, and intend to comply with the requirements to continue to qualify annually, as RICs under Subchapter M of the Code. As RICs, NMFC and AIV Holdings generally will not pay corporate-level federal income taxes on any net ordinary income or capital gains that they timely distribute to their stockholders as dividends. Rather, dividends distributed by NMFC or AIV Holdings generally will be taxable to NMFC's or AIV Holdings' stockholders, and any net operating losses, foreign tax credits and other tax attributes of NMFC or AIV Holdings generally will not pass through to NMFC's or AIV Holdings' stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income recognized by NMFC and AIV Holdings.

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

        NMFC and AIV Holdings will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless they distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income for each calendar year, (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the "Excise Tax Avoidance Requirement"). While NMFC and AIV Holdings intend to make distributions to their stockholders in each taxable year that will be sufficient to avoid any federal excise tax on their earnings, there can be no assurance that NMFC or AIV Holdings will be successful in entirely avoiding this tax. For the year ended December 31, 2013, NMFC and AIV Holdings accrued federal excise taxes of $2.3 thousand and zero, respectively.

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

Failure to Qualify as a Regulated Investment Company

        If NMFC or AIV Holdings fails to satisfy the 90.0% Income Test or the Diversification Tests for any taxable year or quarter of such taxable year, they may nevertheless continue to qualify as a RIC for such year if certain relief provisions of the Code apply (which may, among other things, require it to pay certain corporate-level federal taxes or to dispose of certain assets). If NMFC or AIV Holdings fails to qualify for treatment as a RIC and such relief provisions do not apply to NMFC or AIV Holdings, NMFC or AIV Holdings will be subject to federal income tax on all of its taxable income at regular corporate rates (and also will be subject to any applicable state and local taxes), regardless of whether NMFC or AIV Holdings makes any distributions to its stockholders. Distributions would not be required. However, if distributions were made, any such distributions would be taxable to its stockholders as ordinary dividend income and, subject to certain limitations under the Code, any such distributions would be eligible for the 20.0% maximum rate applicable to non-corporate taxpayers to the extent of NMFC's or AIV Holdings' current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of NMFC's or AIV Holdings' current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder's tax basis, and any remaining distributions would be treated as a capital gain.

        Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, NMFC and AIV Holdings could be subject to tax on any unrealized net built-in gains in the assets held by NMFC or AIV Holdings during the period in which NMFC or AIV Holdings failed to qualify as a RIC that are recognized during the ten-year period (or five-year period for taxable years beginning during 2013) after its requalification as a RIC, unless NMFC or AIV Holdings made a special election to pay corporate-level federal income tax on such built-in gain at the time of NMFC's or AIV Holdings' requalification as a RIC. NMFC or AIV Holdings may decide to be taxed as a regular corporation even if NMFC or AIV Holdings would otherwise qualify as a RIC if NMFC or AIV Holdings determines that treatment as a corporation for a particular year would be in its best interests.

Investment Management Agreement

        The Companies are closed-end, non-diversified management investment companies that have elected to be treated as BDCs under the 1940 Act. NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of units of the Operating Company. As a result, NMFC and AIV Holdings do not pay any external investment advisory or management fees. However, the Operating Company is externally managed by the Investment Adviser and pays the Investment Adviser a fee for its services. The following summarizes the arrangements between the Operating Company and the Investment Adviser pursuant to an investment advisory and management agreement, as amended and restated (the "Investment Management Agreement").

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

Management Fees

        Pursuant to the Investment Management Agreement, the Operating Company has agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by the Operating Company's members, including NMFC and AIV Holdings and, as a result, are indirectly borne by NMFC's and AIV Holdings' stockholders.

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

Incentive Fees

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2013), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

  •
  fidelity bond, liability insurance and other insurance premiums; and

  •
  printing, mailing and all other direct expenses incurred by either the Investment Adviser or the Companies in connection with administering our business, including payments under the Administration Agreement that is based upon the Companies allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement, including the allocable portion of the compensation of the Companies' chief financial officer and chief compliance officer and their respective staffs.

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

        As of December 31, 2013, 3.7% of the Operating Company's total assets were not qualifying assets.

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

Senior Securities

        The Operating Company is permitted, under specified conditions, to issue multiple classes of debt and one class of membership units senior to its common membership units if the Operating Company's asset coverage, as defined in the 1940 Act, is at least equal to 200.0% immediately after each such issuance. In addition, while any senior securities remain outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Operating Company's Amended and Restated Loan and Security Agreement with Wells Fargo Bank, National Association, dated May 19, 2011, as amended (the "Holdings Credit Facility"), or the SLF Credit Facility), the Companies must make provisions to prohibit any distribution to their stockholders or unit holders, as applicable, or the repurchase of their equity securities unless the Operating Company meets the applicable asset coverage ratios at the time of the distribution or repurchase. The Operating Company may also borrow amounts up to 5.0% of the value of its total assets for temporary or emergency purposes without regard to its asset coverage. The Operating Company will include the assets and liabilities of NMF SLF for purposes of calculating the asset coverage ratio. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors.

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

Proxy voting records

        You may obtain, without charge, information regarding how the Operating Company voted proxies with respect to the Operating Company's portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 787 Seventh Avenue, 48th Floor, New York, New York 10019.

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

Available Information

        We file with or submit to the Securities and Exchange Commission annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. You may inspect and copy any materials we file with the Securities and Exchange Commission at the Public Reference Room of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549 or by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements and other information filed electronically by us with the Securities and Exchange Commission at http://www.sec.gov.

        We make available free of charge on our website, http://www.newmountainfinance.com, our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the Securities and Exchange Commission. Information contained on our website or on the Securities and Exchange Commission's website about us is not incorporated into this annual report and should not be considered to be a part of this annual report.

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

Item 1A.    Risk Factors

        You should carefully consider the significant risks described below, together with all of the other information included in this combined Form 10-K, including our financial statements and the related combined notes, before making an investment decision in any of the Companies. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, the Operating Company's financial condition, the Operating Company's investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset values and the trading price of NMFC's common stock could decline. There can be no assurance that we will achieve the Operating Company's investment objective and you may lose all or part of your investment.

RISKS IN THE CURRENT ECONOMIC ENVIRONMENT

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on the Operating Company's business, results of operations and financial condition, thus affecting the financial condition and earnings of NMFC and AIV Holdings.

        Due to federal budget deficit concerns, S&P downgraded the federal government's credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody's and Fitch have warned that they may downgrade the federal government's credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government's credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with the Operating Company's debt portfolio and the Operating Company's ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on the Companies' financial performance and the value of NMFC's common stock.

        In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, the Companies' business and results of operations could be significantly and adversely affected.

        On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve's monthly purchases will have on the value of the Operating Company's investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact the Operating Company's ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on the Companies' business, financial condition and results of operations.

        As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

        If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit the Operating Company's ability and the ability of its portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of the Operating Company's portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which the Operating Company's portfolio companies operate, could adversely affect the Companies' business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND STRUCTURE

We have a limited operating history.

        NMFC and AIV Holdings were formed in 2010 and 2011, respectively, while the Operating Company commenced operations in October 2008, owning all of the operations, including all of the assets and liabilities, of the Predecessor Entities. NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of units of the Operating Company. As a result, we are subject to many of the business risks and uncertainties associated with any new business, including the risk that we may not achieve the Operating Company's investment objective and that, as a result, the value of NMFC's common stock and the Operating Company's units could decline substantially.

The Operating Company may suffer credit losses.

        Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently been experiencing.

The Operating Company does not expect to replicate the Predecessor Entities' historical performance or the historical performance of other entities managed or supported by New Mountain Capital.

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

        Due to this uncertainty, the Operating Company's fair value determinations may cause its net asset value and, consequently, NMFC's and AIV Holdings' net asset value, on any given date, to materially understate or overstate the value that the Operating Company may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing NMFC's common stock based on an overstated net asset value would pay a higher price than the realizable value of our investments might warrant. Since NMFC and AIV Holdings are holding companies and their only business and sole asset are their ownership of units of the Operating Company, NMFC's and AIV Holdings' net asset values are based on the Operating Company's valuation and their percentage interest in the Operating Company.

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

        The Operating Company depends on the investment judgment, skill and relationships of the investment professionals of the Investment Adviser, particularly Steven B. Klinsky and Robert A. Hamwee, as well as other key personnel to identify, evaluate, negotiate, structure, execute, monitor and service its investments. The Investment Adviser, as an affiliate of New Mountain Capital, is supported by New Mountain Capital's team, which as of December 31, 2013 consisted of approximately 100 staff members of New Mountain Capital and its affiliates to fulfill its obligations to the Operating Company under the Investment Management Agreement. The Investment Adviser may also depend upon New

Mountain Capital to obtain access to investment opportunities originated by the professionals of New Mountain Capital and its affiliates. The Operating Company's future success depends to a significant extent on the continued service and coordination of the key investment personnel of the Investment Adviser. The departure of any of these individuals could have a material adverse effect on the Operating Company's ability to achieve its investment objective.

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

        Other than the Companies, the Investment Adviser has not previously managed a BDC or a RIC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70.0% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income, asset diversification and annual distribution requirements. NMFC and AIV Holdings have no assets other than their ownership of units of the Operating Company and have no material long-term liabilities. As a result, NMFC and AIV Holdings look to the Operating Company's assets and income for purposes of satisfying the requirements under the 1940 Act applicable to BDCs and the requirements under the Code applicable to RICs. The failure to comply with these provisions in a timely manner could prevent NMFC, AIV Holdings and the Operating Company from qualifying as BDCs or NMFC and AIV Holdings from qualifying as RICs and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. The Investment Adviser's lack of experience in managing a portfolio of assets under the constraints applicable to BDCs and RICs may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve the Operating Company's investment objective. If the Operating Company fails to maintain its status as a BDC or operate in a manner consistent with NMFC's and AIV Holdings' status as RICs, its operating flexibility could be significantly reduced and NMFC and AIV Holdings may be unable to maintain their status as BDCs or RICs.

The Operating Company operates in a highly competitive market for investment opportunities and may not be able to compete effectively.

        The Operating Company competes for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of its competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to the Operating Company. In addition, some of the Operating Company's competitors may have higher risk tolerances or different risk assessments than the Operating Company has. Furthermore, many of the

Operating Company's competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on the Companies as BDCs or the source-of-income, asset diversification and distribution requirements that NMFC and AIV Holdings must satisfy to maintain their RIC status. These characteristics could allow the Operating Company's competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than the Operating Company is able to do. There are a number of new BDCs that have recently completed their initial public offerings or that have filed registration statements with the Securities and Exchange Commission, which could create increased competition for investment opportunities.

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

        The incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are risky or more speculative than would be the case in the absence of such compensation arrangement, which could result in higher investment losses, particularly during cyclical economic downturns. The incentive fee payable to the Investment Adviser is calculated based on a percentage of the Operating Company's return on investment capital. This may encourage the Investment Adviser to use leverage to increase the return on the Operating Company's investments. In addition, because the base management fee is payable based upon the Operating Company's gross assets, which includes any borrowings for investment purposes, but excludes borrowings under the SLF Credit Facility and cash and cash equivalents for investment purposes, the Investment Adviser may be further encouraged to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of NMFC's and AIV Holdings' units of the Operating Company and, consequently, the value of NMFC's and AIV Holdings' common stock.

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

        The Operating Company borrows money as part of its business plan. Borrowings, also known as leverage, magnify the potential for gain or loss on invested equity capital and may, consequently, increase the risk of investing in us. We expect the Operating Company to continue to use leverage to finance its investments. The Operating Company is generally prohibited from or subject to limitations on incurring additional indebtedness, including issuing any debt securities, under the Holdings Credit Facility and the SLF Credit Facility (the "Credit Facilities"), without obtaining any necessary approvals, consents, amendments or waivers from the lenders thereto. See Item 8.—Financial Statements and Supplementary Data—Note 7, Borrowing Facilities for a detailed discussion on the Credit Facilities. Lenders of these senior securities have fixed dollar claims on the Operating Company's assets that are superior to NMFC's and AIV Holdings' claim as members of the Operating Company, and, consequently, superior to claims of NMFC's and AIV Holdings' common stockholders. If the value of the Operating Company's assets decreases, leveraging would cause its net asset value and, consequently, NMFC's and AIV Holdings' net asset value, to decline more sharply than it otherwise would have had it not leveraged. Similarly, any decrease in the Operating Company's income would cause its net income and consequently NMFC's and AIV Holdings' net income to decline more sharply than they would have had it not borrowed. Such a decline could adversely affect the Operating Company's ability to make distributions to its members and, consequently, NMFC's and AIV Holdings' ability to make common stock dividend payments. In addition, because the Operating Company's investments may be illiquid, the Operating Company may be unable to dispose of them or to do so at a favorable price in the event it needs to do so if it is unable to refinance any indebtedness upon maturity and, as a result, we may suffer losses. Leverage is generally considered a speculative investment technique.

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

        At December 31, 2013, the Operating Company had $221.8 million and $214.7 million of indebtedness outstanding under the Holdings Credit Facility and the SLF Credit Facility, respectively. The Holdings Credit Facility had a weighted average interest rate of 2.9% for the year ended December 31, 2013 and the SLF Credit Facility had a weighted average interest rate of 2.3% for the year ended December 31, 2013.

We may need to raise additional capital to grow the Operating Company.

        All of the proceeds from the IPO, the Concurrent Private Placement and subsequent offerings by NMFC were contributed to the Operating Company in exchange for NMFC's and AIV Holdings' acquisition of units of the Operating Company. The Operating Company may need additional capital to fund new investments and grow its portfolio of investments once the Operating Company has fully invested these proceeds. NMFC may access the capital markets periodically to issue equity securities, which would in turn increase the equity capital available to the Operating Company. In addition, the Operating Company may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. AIV Holdings does not intend to raise any additional equity or debt capital. However, the Operating Company is generally prohibited from or subject to limitations on incurring additional indebtedness, including issuing any debt securities, under the Credit Facilities, without obtaining any necessary approvals, consents, amendments or waivers from the lenders thereto. NMFC is not permitted to own any securities other than its units of the Operating Company. As a result, any proceeds from offerings by NMFC of equity securities would be contributed to the Operating Company. Unfavorable economic conditions could increase NMFC and the Operating Company's funding costs, and as a result AIV Holdings' funding costs, and limit their access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. A reduction in the availability of new capital could limit the Operating Company's ability to grow. In addition, each of NMFC and AIV Holdings are required to distribute at least 90.0% of their net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to their stockholders to maintain their RIC status. As a result, these earnings will not be available to fund new investments. If NMFC or the Operating Company is unable to access the capital markets or if the Operating Company is unable to borrow from financial institutions, the Operating Company may be unable to grow its business and execute its business strategy fully and our earnings, if any, could decrease which could have an adverse effect on the value of NMFC's and AIV Holdings' securities.

If the Operating Company is unable to comply with the covenants or restrictions in the Credit Facilities, our business could be materially adversely affected.

        The Credit Facilities include covenants that, subject to exceptions, among other things, generally prohibit the Operating Company from or subject it to limitations on incurring additional indebtedness (including issuing any debt securities) and restrict the Operating Company's ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. The Credit Facilities also include change of control provisions that accelerate the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent the Operating Company from taking actions that we believe would help it to grow its business or are otherwise consistent with its investment objective. These restrictions could also limit the Operating Company's ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. For example, these restrictions, as currently in effect, would prohibit the Operating Company from or subject it to limitations on incurring any additional indebtedness, which would include issuing any debt securities. However, in the event that the Operating Company obtains any necessary approvals, consents, amendments or waivers from the lenders under the Credit Facilities to permit the issuance of debt securities, the Operating Company may issue debt securities in one or more series. In addition, the restrictions contained in the Credit Facilities could limit the Operating Company's ability to make distributions to its members in certain circumstances which could result in NMFC and AIV Holdings failing to qualify as RICs and thus becoming subject to corporate-level federal income tax (and any applicable state and local taxes).

        The breach of any of the covenants or restrictions unless cured within the applicable grace period, would result in a default under the applicable Credit Facilities that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, the Operating Company may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under the Credit Facilities could also cause a cross-default or cross- acceleration of another debt instrument or contractual obligation, which would adversely impact the Operating Company's liquidity. An event of default under the Holdings Credit Facility will trigger an event of default under the SLF Credit Facility. The Operating Company may not be granted waivers or amendments to the Credit Facilities if for any reason it is unable to comply with it, and the Operating Company may not be able to refinance the Credit Facilities on terms acceptable to it, or at all.

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

        The Operating Company may want to obtain additional debt financing, or need to do so upon maturity of its Credit Facilities, in order to obtain funds which may be made available for investments. The Operating Company is generally prohibited from or subject to limitations on incurring additional indebtedness, including issuing any debt securities, under the Credit Facilities without obtaining any necessary approvals, consents, amendments or waivers from the lenders thereto. The revolving period under the Holdings Credit Facility ends on October 27, 2014, and the Holdings Credit Facility matures on October 27, 2016. The revolving period under the SLF Credit Facility ends on October 27, 2014, and the SLF Credit Facility matures on October 27, 2016. If the Operating Company is unable to increase, renew or replace any such facility and enter into a new debt financing facility or other debt financing on commercially reasonable terms, its liquidity may be reduced significantly. Further, if the Operating Company is unable to obtain any necessary approvals, consents, amendments or waivers from the lenders under the Credit Facilities to permit the issuance of debt securities, the Operating Company would be prohibited from or subject to limitations on incurring any additional indebtedness, including issuing debt securities. In addition, if the Operating Company is unable to repay amounts outstanding under any such facilities and is declared in default or is unable to renew or refinance these facilities, it may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that the Operating Company may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or the Operating Company, and could materially damage the Operating Company's business operations and, consequently, NMFC's and AIV Holdings' business, results of operations and financial condition.

A renewed disruption in the capital markets and the credit markets could adversely affect our business.

        As BDCs, NMFC and the Operating Company must maintain its ability to raise additional capital for investment purposes. If NMFC or the Operating Company is unable to access the capital markets or credit markets, the Operating Company may be forced to curtail its business operations and may be unable to pursue new investment opportunities. The capital markets and the credit markets have experienced extreme volatility in recent periods, and, as a result, there has been and will likely continue to be uncertainty in the financial markets in general. Disruptions in the capital markets in recent years increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. In addition, a prolonged period of market illiquidity may cause the Operating Company to reduce the volume of loans it originates and/or funds and adversely affect the value of our portfolio investments. Unfavorable economic conditions could also increase the Operating Company's funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Operating Company. These events could limit the Operating Company's investment originations, limit its ability to grow and negatively impact our operating results. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict the Operating Company's business operations and, consequently, could adversely impact NMFC's and AIV Holdings' business, results of operations and financial condition.

        If the fair value of the Operating Company's assets declines substantially, it may fail to maintain the asset coverage ratios imposed upon it by the 1940 Act and contained in its Credit Facilities. Any such failure would affect the Operating Company's ability to issue senior securities, including borrowings, draw on its Credit Facilities and pay distributions, which could materially impair its business operations. The Operating Company's liquidity could be impaired further by NMFC, AIV Holdings or the Operating Company's inability to access the capital or credit markets. For example, we cannot be certain that the Operating Company will be able to renew its credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally in recent years. In addition, adverse economic conditions due to these disruptive conditions could materially impact the Operating Company's ability to comply with the financial and other covenants in any existing or future credit facilities. If the Operating Company is unable to comply with these covenants, its business could be materially adversely affected, which could, as a result, materially adversely affect NMFC's and AIV Holdings' business, results of operations and financial condition.

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

There is no assurance that the U.S. Small Business Administration will issue to us a license to form and operate a Small Business Investment Company subsidiary.

        The U.S. Small Business Administration ("SBA") has issued a "green light" letter inviting NMFC to continue its application process to obtain a license to form and operate a Small Business Investment Company ("SBIC") subsidiary. If approved, an SBIC license would provide NMFC with an incremental source of attractive long-term capital. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and NMFC has received no assurance or indication from the SBA that it will receive an SBIC license, or of the timeframe in which NMFC would receive a license, should one ultimately be granted.

RISKS RELATED TO OUR OPERATIONS

Because the Operating Company intends to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to maintain their status as RICs, and because NMFC and AIV Holdings intend to distribute substantially all of their income to their stockholders to maintain their status as RICs, the Operating Company will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, the Operating Company's ability to grow may be impaired.

        In order for NMFC and AIV Holdings to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, the Operating Company intends to make distributions to its members that will be sufficient to enable NMFC and AIV Holdings to maintain their status as RICs, and NMFC and AIV Holdings intend to distribute to their stockholders substantially all of their annual taxable income, except that NMFC may retain certain net capital gains for reinvestment in units of the Operating Company, and treat such amounts as deemed distributions to its stockholders. If NMFC elects to treat any amounts as deemed distributions, NMFC must pay income taxes at the corporate rate on such deemed distributions on behalf of its stockholders. As a result of these requirements, NMFC and the Operating Company may need to raise capital from other sources to grow its business.

        As a BDC, the Operating Company is required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which includes all of the Operating Company's borrowings and any outstanding preferred membership units, of at least 200.0% (i.e., the amount of debt may not exceed 50.0% of the value of the Operating Company's total assets or the Operating Company may borrow an amount equal to 100.0% of net assets). The Operating Company consolidates the assets and liabilities of NMF SLF for the purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. Since NMFC and AIV Holdings have no assets other than their ownership of units of the Operating Company and have no material long-term liabilities, NMFC and AIV Holdings look to the Operating Company's assets for purposes of satisfying this test. These requirements limit the amount that the Operating Company may borrow. Because the Operating Company continues to need capital to grow its investment portfolio, these limitations may prevent the Operating Company from incurring debt and require NMFC to raise additional equity at a time when it may be disadvantageous to do so. While we expect the Operating Company will be able to borrow and to issue additional debt securities and expect that NMFC will be able to issue additional equity securities, which would in turn increase the equity capital available to the Operating Company, we cannot assure you that debt and equity financing will be available to the Operating Company on favorable terms, or at all. In addition, as a BDC, NMFC generally is not permitted to issue equity securities priced below net asset value without stockholder approval. AIV Holdings does not intend to raise any additional debt or equity capital. If additional funds are not available to NMFC or the Operating Company, the Operating Company may be forced to curtail or cease new investment activities, and the Operating Company's net asset value and, consequently, NMFC's and AIV Holdings' net asset value, could decline.

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

        The Companies' executive officers and directors, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by the Companies' affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in your interests as stockholders. Although we are currently New Mountain Capital's only vehicle focused primarily on investing in the investments that we target, in the future, the investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Management Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to the Operating Company and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that the Operating Company may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over the Operating Company. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.

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

        The Companies qualify as BDCs under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the Securities and Exchange Commission to bring an enforcement action against the Companies and/or expose the Companies to claims of private litigants. In addition, upon approval of a majority of NMFC or AIV Holdings' stockholders, or, in the Operating Company's case, a majority of its members, the Companies may elect to withdraw their respective election as a BDC. If the Companies decide to withdraw their election, or if the Companies otherwise fail to qualify, or maintain their qualification, as BDCs, the Companies may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.

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

        The Operating Company's business requires a substantial amount of capital. The Operating Company may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, NMFC may also issue additional equity capital, which would in turn increase the equity capital available to the Operating Company. Under the 1940 Act, NMFC is not permitted to own any other securities other than units of the Operating Company. As a result, any proceeds from offerings of NMFC's equity securities would be contributed to the Operating Company and subsequently used by the Operating Company for investment purposes. However, NMFC and the Operating Company may not be able to raise additional capital in the future on favorable terms or at all.

        The Operating Company may issue debt securities, other evidences of indebtedness or preferred membership units, and it may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act permits the Operating Company to issue senior securities in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200.0% after each issuance of senior securities. The Operating Company consolidates the assets and liabilities of NMF SLF for purposes of its financial statements and calculating compliance with the 200.0% asset coverage ratio. If the Operating Company's asset coverage ratio is not at least 200.0%, it would be unable to issue senior securities, and if it had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under the Credit Facilities), it would be unable to make distributions to its members and, consequently, NMFC and AIV Holdings would be unable to pay dividends. However, at December 31, 2013, the only senior securities outstanding were indebtedness under the Credit Facilities and therefore at December 31, 2013, the Operating Company would not have been precluded from paying distributions. If the value of the Operating Company's or NMF SLF's assets declines, the Operating Company may be unable to satisfy this test. If that happens, the Operating Company or NMF SLF may be required to liquidate a portion of its investments and repay a portion of its indebtedness at a time when such sales may be disadvantageous.

        The Holdings Credit Facility matures on October 27, 2016 and permits borrowings of $280.0 million as of December 31, 2013. The Holdings Credit Facility had $221.8 million in debt outstanding as of December 31, 2013. The SLF Credit Facility matures on October 27, 2016 and permits borrowings of $215.0 million as of December 31, 2013. The SLF Credit Facility had $214.7 million in debt outstanding as of December 31, 2013.

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

        NMFC may also obtain capital for use by the Operating Company through the issuance of additional equity capital, which would in turn increase the equity capital available to the Operating Company. As a BDC, NMFC generally is not able to issue or sell its common stock at a price below net asset value per share. If NMFC's common stock trades at a discount to its net asset value per share, this restriction could adversely affect its ability to raise equity capital. NMFC may, however, sell its common stock, or warrants, options or rights to acquire its common stock, at a price below its net asset value per share of the common stock if its board of directors and independent directors determine that such sale is in its best interests and the best interests of its stockholders, and its stockholders approve such sale. In any such case, the price at which NMFC's securities are to be issued and sold may not be less than a price that, in the determination of NMFC's board of directors, closely approximates the market value of such securities (less any underwriting commission or discount). If NMFC raises additional funds by issuing more shares of its common stock or if the Operating Company issues senior securities convertible into, or exchangeable for, NMFC's common stock, the percentage ownership of NMFC's and AIV Holdings' stockholders may decline and you may experience dilution. Any proceeds from the issuance of additional shares of NMFC's common stock would be contributed to the Operating Company and used to purchase, on a one-for-one basis, additional units of the Operating Company.

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

        The Operating Company's board of directors has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of its operating policies and strategies without prior notice and without member approval. As a result, the Operating Company's board of directors may be able to change its investment policies and objectives without any input from NMFC's and AIV Holdings' stockholders. However, absent member approval, the Operating Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law and the

Operating Company's Limited Liability Company Agreement, the Operating Company also cannot be dissolved without prior member approval. We cannot predict the effect any changes to the Operating Company's current operating policies and strategies would have on our business, operating results and the market price of NMFC's common stock. Nevertheless, any such changes could adversely affect our business and impair the Operating Company's ability to make distributions to its members, and, consequently, NMFC's and AIV Holdings' ability to make distributions to its stockholders.

NMFC and AIV Holdings will be subject to corporate-level federal income tax on all of their respective income if they are unable to maintain RIC status under Subchapter M of the Code, which would have a material adverse effect on their respective financial performance.

        Although NMFC and AIV Holdings intend to continue to qualify annually as RICs under Subchapter M of the Code, no assurance can be given that NMFC and AIV Holdings will be able to maintain their RIC status. To maintain RIC status and be relieved of federal income taxes on income and gains distributed to their stockholders, NMFC and AIV Holdings must meet the annual distribution, source-of-income and asset diversification requirements described below. However, NMFC and AIV Holdings have no assets, other than their direct ownership of units of the Operating Company, and no source of cash flow, other than distributions from the Operating Company. NMFC and AIV Holdings are not permitted to conduct any business or ventures, other than in connection with the acquisition, ownership or disposition of units of the Operating Company and its operation as a public reporting company. Accordingly, NMFC and AIV Holdings look to the assets and income of the Operating Company, and rely on the distributions made by the Operating Company to their members, for purposes of satisfying these requirements.

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

        Although there is no authority directly applicable to NMFC and AIV Holdings and thus the matter is not free from doubt, it is expected that NMFC and AIV Holdings is treated as if they directly invested in their pro rata share of the Operating Company's assets for purposes of satisfying the asset diversification requirement. However, there can be no assurance that the IRS will not successfully assert that NMFC and AIV Holdings do not meet the asset diversification requirement because they are unable to look to the Operating Company's assets for purpose of that requirement. In that case, NMFC and AIV Holdings would fail to qualify as RICs and thus become subject to corporate- level federal income tax (and any applicable state and local taxes).

        If NMFC and AIV Holdings fail to qualify for or maintain their RIC status for any reason, and NMFC and AIV Holdings do not qualify for certain relief provisions under the Code, NMFC and AIV Holdings would be subject to corporate- level federal income tax (and any applicable state and local taxes). In this event, the resulting taxes could substantially reduce NMFC's and AIV Holdings' net assets, the amount of income available for distribution and the amount of its distributions, which would have a material adverse effect on its financial performance.

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

        On July 21, 2010, the Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, was signed into law. Although passage of the Dodd-Frank Act has resulted in extensive rulemaking and regulatory changes that affect the Companies and the financial industry as a whole, many of its provisions remain subject to extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on the Companies and the Operating Company's portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of the Companies or the Operating Company's portfolio companies, impose additional costs on the Companies or the Operating Company's portfolio companies, intensify the regulatory supervision of the Companies or the Operating Company's portfolio companies or otherwise adversely affect the Companies' business or the business of the Operating Company's portfolio companies.

        Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non-bank credit extension could negatively impact the Companies' operations, cash flows or financial condition, impose additional costs on the Companies, intensify the regulatory supervision of the Companies or otherwise adversely affect the Companies' business.

The affect of global climate change may impact the operations of the Operating Company's portfolio companies.

        There may be evidence of global climate change. Climate change creates physical and financial risk and some of the Operating Company's portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of the Operating Company's portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of the Operating Company's portfolio companies' financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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

        The Companies are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the Securities and Exchange Commission. Under current Securities and Exchange Commission rules beginning with our fiscal year ending December 31, 2012, the Operating Company's management is required to report on their internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and rules and regulations of the Securities and Exchange Commission thereunder. The Companies are required to review on an annual basis their respective internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our respective internal control over financial reporting. As a result, the Companies expect to incur significant additional expenses in the near term, which may negatively impact the Operating Company's financial performance and the Operating Company's ability to make distributions to its members and, consequently, NMFC's and AIV Holdings' ability to make distributions to their stockholders. This process also may result in a diversion of management's time and attention. We cannot be certain as to the timing of completion of any evaluation, testing and remediation actions or the impact of the same on our operations and neither of the Companies may be able to ensure that the process is effective or that our internal control over financial reporting is or will continue to be effective in a timely manner. In the event that the Companies are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, the Operating Company and, consequently, the market price of NMFC and AIV Holdings common stock may be adversely affected.

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

RISKS RELATING TO THE OPERATING COMPANY'S INVESTMENTS

The Operating Company's investments in portfolio companies may be risky, and the Operating Company could lose all or part of any of its investments.

        Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as the U.S. and many other economies have recently experienced. Among other things, these companies:

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

The Operating Company's portfolio may be concentrated in a limited number of industries, which may subject the Operating Company to a risk of significant loss if there is a downturn in a particular industry in which a number of its investments are concentrated.

        The Operating Company's portfolio may be concentrated in a limited number of industries. For example, as of December 31, 2013, the Operating Company's investments in the software, the education, the business services, and the distribution & logistics industries represented approximately 22.3%, 21.1%, 13.1% and 10.8%, respectively, of the fair value of the Operating Company's portfolio. A downturn in any particular industry in which the Operating Company is invested could significantly impact the portfolio companies operating in that industry, and accordingly, the aggregate returns that the Operating Company realizes from its investment in such portfolio companies.

        Specifically, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time. In addition, companies in the education industry are required to comply with extensive regulatory and accreditation requirements, which could be subject to change by Congress, and which can limit their access to federal aid or similar loan programs, or otherwise increase their compliance costs. Likewise, companies in the business services industry are subject to general economic downturns and business cycles, and will often suffer reduced revenues and rate pressures during periods of economic uncertainty. Finally, companies in the distribution & logistics industry are subject to complex and stringent aviation, transportation, environmental, security, labor, employment and other governmental laws and regulations, both in the U.S. and in the other countries. In addition, companies in the distribution & logistics industry may be impacted by global climate change, including severe weather or other natural disasters, changes in regulation in response to climate change and changing prices for energy commodities. If an industry in which the Operating Company has significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of its investment portfolio could be affected adversely, which, in turn, could adversely affect the Operating Company's financial position and results of operations.

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

        The Operating Company invests, and will continue to invest, in companies whose securities are not publicly traded and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for the Operating Company to sell these investments when desired. In addition, if the Operating Company is required or otherwise chooses to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it had previously recorded these investments. The Operating Company's investments are usually subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. Because most of the Operating Company's investments are illiquid, the Operating Company may be unable to dispose of them in which case NMFC could fail to qualify as a RIC and/or BDC, or the Operating Company may be unable to do so at a favorable price, and, as a result, the Operating Company and NMFC may suffer losses.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of the Operating Company's portfolio investments, reducing the Operating Company's net asset value through increased net unrealized depreciation.

        As a BDC, the Operating Company is required to carry its investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by its board of directors. Because NMFC is a holding company with no direct operations of its own, and its only business and sole asset is its ownership of units of the Operating Company, NMFC's net asset value will be based on the Operating Company's valuation of its investments and its percentage interest in the Operating Company. As part of the valuation process, the Operating Company may take into account the following types of factors, if relevant, in determining the fair value of its investments:

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

        Following an initial investment in a portfolio company, the Operating Company may make additional investments in that portfolio company as "follow-on" investments, in order to (i) increase or maintain in whole or in part its equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing or (iii) attempt to preserve or enhance the value of its investment. The Operating Company may elect not to make follow-on investments or may otherwise lack sufficient funds to make these investments. The Operating Company has the discretion to make follow-on investments, subject to the availability of capital resources. If the Operating Company fails to make follow-on investments, the continued viability of a portfolio company and its investment may, in some circumstances, be jeopardized and we could miss an opportunity for the Operating Company to increase its participation in a successful operation. Even if the Operating Company has sufficient capital to make a desired follow-on investment, it may elect not to make a follow-on investment because it may not want to increase its concentration of risk, either because it prefers other opportunities or because it is subject to BDC requirements that would prevent such follow-on investments or such follow-on investments would adversely impact NMFC's ability to maintain its RIC status.

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

There may be circumstances where the Operating Company's debt investments could be subordinated to claims of other creditors or the Operating Company could be subject to lender liability claims.

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

        In addition, levels of the U.S. government's spending in future periods are very difficult to predict and subject to significant risks. Significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as "sequestration". Sequestration may result in significant additional reductions to spending by the U.S. government on both existing and new contracts as well as disruption of ongoing programs. Also, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. government spending levels. Due to these and other factors, overall U.S. government spending could decline, which could result in significant reductions to the revenues, cash flow and profits of the Operating Company's portfolio companies.

A number of the Operating Company's portfolio companies provide services to the U.S. government. Changes in the U.S. government's priorities and spending, or significant delays or reductions in appropriations of the U.S. government's funds, could have a material adverse effect on the financial position, results of operations and cash flows of such portfolio companies.

        A number of the Operating Company's portfolio companies derive a substantial portion of their revenue from the U.S. government. Levels of the U.S. government's spending in future periods are very difficult to predict and subject to significant risks. In addition, significant budgetary constraints may result in further reductions to projected spending levels. In particular, U.S. government expenditures are subject to the potential for automatic reductions, generally referred to as "sequestration". Sequestration occurred during 2013, and may occur again in the future, resulting in significant additional reductions to spending by the U.S. government on both existing and new contracts as well as disruption of ongoing programs. Even if sequestration does not occur again in the future, we expect that budgetary constraints and ongoing concerns regarding the U.S. national debt will continue to place downward pressure on U.S. government spending levels. Due to these and other factors, overall U.S. government spending could decline, which could result in significant reductions to the revenues, cash flow and profits of the Operating Company's portfolio companies that provide services to the U.S. government.

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

        The Operating Company is subject to the risk that the investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, subject to maintenance of NMFC's RIC status, the Operating Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Operating Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Operating Company's results of operations could be materially adversely affected if one or more of its portfolio companies elect to prepay amounts owed to the Operating Company. Additionally, prepayments could negatively impact the Operating Company's return on equity, which could result in a decline in the market price of NMFC's common stock.

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

The performance of the Operating Company's portfolio companies may differ from its historical performance as its current investment strategy includes significantly more primary originations in addition to secondary market purchases.

        Historically, the Operating Company's investment strategy consisted primarily of secondary market purchases in debt securities. The Operating Company adjusted its investment strategy to also include significantly more primary originations. While loans the Operating Company originates and loans it purchases in the secondary market face many of the same risks associated with the financing of leveraged companies, the Operating Company may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of the Operating Company's resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by a third-party valuation firm. This may result in greater costs for the Operating Company and fluctuations in the quarterly valuations of investments that are primary originations. As a result, this strategy may result in different returns from these investments than the types of returns the Operating Company has historically experienced from secondary market purchases of debt securities.

The Operating Company may be subject to additional risks if it invests in foreign securities and/or engage in hedging transactions.

        The 1940 Act generally requires that 70.0% of the Operating Company's investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. The Operating Company's investment strategy does not presently contemplate significant investments in securities of non-U.S. companies. However, the Operating Company may desire to make such investments in the future, to the extent that such transactions and investments are permitted under the 1940 Act. The Operating Company expects that these investments would focus on the same types of investments that it makes in U.S. middle market companies and accordingly would be complementary to its overall strategy and enhance the diversity of its holdings. Investing in foreign companies could expose the Operating Company to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Investments denominated in foreign currencies would be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. The Operating Company may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk, or that if it does, such strategies will be effective.

        Engaging in hedging transactions would also, indirectly, entail additional risks to NMFC's stockholders. Although it is not currently anticipated that the Operating Company would engage in hedging transactions as a principal investment strategy, if the Operating Company determined to engage in hedging transactions it generally would seek to hedge against fluctuations of the relative values of its portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of the Operating Company's portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

        These hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that the Operating Company would not be able to enter into a hedging transaction at an acceptable price. If the Operating Company chooses to engage in hedging transactions, there can be no assurances that the Operating Company will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose the Operating Company and, indirectly, NMFC to risk of loss.

        While the Operating Company may enter into these types of transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if it had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, the Operating Company might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent the Operating Company from achieving the intended hedge and expose the Operating Company and NMFC to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of the Operating Company's portfolio of LIBOR-indexed, floating-rate debt securities.

        Concerns have been publicized that some of the member banks surveyed by the British Bankers' Association ("BBA") in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

        Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including the Operating Company's portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

RISKS RELATING TO OUR CORPORATE STRUCTURE

NMFC and AIV Holdings are holding companies with no direct operations of their own, and will depend on distributions from the Operating Company to meet their ongoing obligations.

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their respective direct ownership of units of the Operating Company. As a result, all investment decisions relating to the Operating Company's portfolio will be made by the Investment Adviser under the supervision of the Operating Company's board of directors, which may be different from NMFC's or AIV Holdings' board of directors. Although the Operating Company's Limited Liability Company Operating Agreement provides that in accordance with the 1940 Act and to the extent required thereby, NMFC and AIV Holdings will "pass through" their respective votes on all matters subject to a member vote, including with respect to the election of the Operating Company's directors, NMFC and AIV Holdings will not, and indirectly, the stockholders of NMFC and AIV Holdings will not, have any control over the Operating Company's day-to-day operations and investment decisions.

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

        In addition, since NMFC and AIV Holdings are holding companies, their ability to pay distributions to their stockholders depends on the prior distribution from the Operating Company of cash in an amount sufficient to pay quarterly distributions and to maintain their statuses as RICs. The distribution of cash flows by the Operating Company to NMFC and AIV Holdings is subject to statutory restrictions under the Delaware Limited Liability Company Act, the 1940 Act and contractual restrictions under the Credit Facilities or any other debt financing facility that may limit the Operating Company's or NMF SLF's ability to make distributions. In addition, any distributions and payments of fees or costs will be based upon the Operating Company's financial performance. Any distributions of cash will be made on a pro rata basis to all of the Operating Company's members, including NMFC and Guardian AIV, indirectly, through AIV Holdings, in accordance with each unit holders' respective percentage interest.

New Mountain Capital or its affiliates may have interests that differ from your interests as stockholders of NMFC.

        Guardian AIV indirectly owns, through AIV Holdings, approximately 5.6% of the units of the Operating Company as of December 31, 2013. New Mountain Capital's interests, the interests of the partners in Guardian AIV and the interests of those persons affiliated with New Mountain Capital that participated in the Concurrent Private Placement may differ from, or conflict with, your interests as stockholders of NMFC. For example, conflicts arising under the Registration Rights Agreement will be resolved as set forth therein. Under the Registration Rights Agreement, AIV Holdings and the Operating Company's Chairman and a related entity will have priority over NMFC or any other NMFC stockholder when selling any shares of NMFC common stock pursuant to their exercise of registration rights under that agreement.

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

RISKS RELATING TO NMFC's COMMON STOCK

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

  •
  NMFC's failure to qualify as a RIC, loss of RIC status or ability to operate as a RIC;

  •
  actual or anticipated changes in the Operating Company's earnings or fluctuations in its operating results;

  •
  changes in the value of the Operating Company's portfolio of investments;

  •
  general economic conditions, trends and other external factors;

  •
  departures of key personnel; or

  •
  loss of a major source of funding.

        In addition, NMFC is required to continue to meet certain listing standards in order for its common stock to remain listed on the New York Stock Exchange ("NYSE"). On January 2, 2013, the Companies received a letter of public reprimand from the NYSE indicating that NMFC had failed to comply with Section 204.12 of the NYSE Listed Company Manual requiring ten days prior notice of a record date, in connection with the announcement of a special dividend distribution. If NMFC were to be delisted by the NYSE, the liquidity of NMFC's common stock would be materially impaired.

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

        Sales of substantial amounts of NMFC's common stock, including by itself directly, AIV Holdings, if it exercises its right to exchange its units of the Operating Company for shares of NMFC's common stock on a one-for-one basis, or New Mountain Guardian Partners, L.P. or its transferees or the perception that such sales could occur, could materially adversely affect the prevailing market prices for NMFC's common stock. AIV Holdings currently intends to sell its interest in the Operating Company's business as soon as practicable from time to time, depending on market conditions and any applicable contractual or legal restrictions. AIV Holdings, and the Investment Adviser, if applicable with respect to any units received as payment of the incentive fee, have the right, subject to certain conditions, to require NMFC to register under the federal securities laws the sale of any shares of NMFC's common stock held by them or that may be issued to and held by them upon exercise by AIV Holdings of the exchange right.

        In addition, NMFC has granted AIV Holdings, the Operating Company's Chairman, an entity related to the Operating Company's Chairman and the Investment Adviser, if applicable with respect to any units received as payment of the incentive fee, and their permitted transferees certain "piggyback" registration rights which allow them to include their shares in any future registrations of NMFC equity securities, whether or not that registration relates to a primary offering by NMFC or a secondary offering by or on behalf of any of NMFC's stockholders or AIV Holdings. In particular, these parties will have priority over NMFC and any other of its stockholders in any registration that is an underwritten offering. Any such filing or the perception that such a filing may occur, could cause the prevailing market price of NMFC's common stock to decline and may impact NMFC's ability to sell equity to finance the Operating Company's operations. If substantial amounts of NMFC's common stock were sold, this could impair its ability to raise additional capital through the sale of securities should NMFC desire to do so.

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

If NMFC issues preferred stock, the net asset value and market value of NMFC's common stock will likely become more volatile.

        We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of NMFC's common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on the Operating Company's investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on the Operating Company's portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of the Operating Company's investments would be borne entirely by the holders of common stock. Therefore, if the market value of the Operating Company's portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, the Operating Company's current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if the Operating Company's total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock NMFC might issue would have the right to elect members of our board of directors and class voting rights on certain matters.

        Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our board of directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of NMFC's common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of the Operating Company's credit facilities, if any, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem NMFC's preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

Item 3.    Legal Proceedings

        The Companies, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of December 31, 2013. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

        The terms "we", "us", "our" and the "Companies" refers to the collective: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

Item 5.    Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock and Distributions

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

		Closing Sales Price(3)
				Premium or Discount of High Sales to NAV(4)	Premium or Discount of Low Sales to NAV(4)
	NAV Per Share(2)					Declared Dividends Per Share(5)
Fiscal Year Ended		High	Low
December 31, 2013
Fourth Quarter	$14.38	$15.19	$14.05	5.63%	(2.29)%	$0.34
Third Quarter	$14.32	$14.90	$14.21	4.05%	(0.77)%	$0.46	(7)
Second Quarter	$14.32	$15.60	$13.82	8.94%	(3.49)%	$0.34
First Quarter	$14.31	$15.45	$14.30	7.97%	(0.07)%	$0.34
December 31, 2012
Fourth Quarter	$14.06	$15.18	$13.75	7.97%	(2.20)%	$0.48	(8)
Third Quarter	$14.10	$15.50	$14.18	9.93%	0.57%	$0.34
Second Quarter	$13.83	$14.29	$13.28	3.33%	(3.98)%	$0.57	(9)
First Quarter	$14.05	$13.75	$13.14	(2.14)%	(6.48)%	$0.32
December 31, 2011(1)
Fourth Quarter	$13.60	$13.41	$12.27	(1.40)%	(9.78)%	$0.30
Third Quarter	$13.32	$13.37	$10.77	0.38%	(19.14)%	$0.29
Second Quarter(6)	$14.25	$13.55	$12.35	(4.91)%	(13.33)%	$0.27

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

(6)
Period from May 19, 2011 through June 30, 2011 (excludes IPO price of $13.75).

(7)
Includes a special dividend of $0.12 per share payable on August 30, 2013 and a third quarter dividend of $0.34 per share payable on September 30, 2013.

(8)
Includes a fourth quarter dividend of $0.34 per share payable on December 28, 2012 and a special dividend of $0.14 per share payable on January 31, 2013.

(9)
Includes a special dividend of $0.23 per share payable on May 31, 2012 and a second quarter dividend of $0.34 per share payable on June 29, 2012.

        New Mountain Finance Holdings, L.L.C. (the "Operating Company") and New Mountain Finance AIV Holdings Corporation ("AIV Holdings") are not publicly traded entities.

        On March 4, 2014, the last reported sales price of NMFC's common stock was $14.79 per share. As of March 4, 2014, the Operating Company had one record holder, which was NMFC, whereas NMFC had approximately 11 stockholders of record and approximately two beneficial owners whose shares are held in the names of brokers, dealers, funds, trusts and clearing agencies. AIV Holdings had one record holder, which was New Mountain Guardian AIV, L.P. ("Guardian AIV").

Dividends

        Since NMFC and AIV Holdings are holding companies, distributions will be paid on their common stock from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holders that will be sufficient to enable NMFC and AIV Holdings to pay quarterly distributions to their stockholders and to maintain their status as regulated investment companies ("RIC"). NMFC and AIV Holdings intend to distribute approximately their entire portion of the Operating Company's Adjusted Net Investment Income on a quarterly basis and substantially their entire portion of the Operating Company's taxable income on an annual basis, except that they may retain certain net capital gains for reinvestment.

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

        The following table reflects the cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently NMFC's board of directors, since NMFC's IPO:

Date Declared	Record Date	Payment Date	Amount
November 8, 2013	December 17, 2013	December 31, 2013	$0.34
August 7, 2013	September 16, 2013	September 30, 2013	0.34
August 7, 2013	August 20, 2013	August 30, 2013	0.12	(1)
May 6, 2013	June 14, 2013	June 28, 2013	0.34
March 6, 2013	March 15, 2013	March 28, 2013	0.34

			$1.48
December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(2)
November 6, 2012	December 14, 2012	December 28, 2012	0.34
August 8, 2012	September 14, 2012	September 28, 2012	0.34
May 8, 2012	June 15, 2012	June 29, 2012	0.34
May 8, 2012	May 21, 2012	May 31, 2012	0.23	(3)
March 7, 2012	March 15, 2012	March 30, 2012	0.32

			$1.71
November 8, 2011	December 15, 2011	December 30, 2011	$0.30
August 10, 2011	September 15, 2011	September 30, 2011	0.29
August 10, 2011	August 22, 2011	August 31, 2011	0.27

			$0.86

Total			$4.05

(1)
Special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC.

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

        The following table reflects the cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company's board of directors on a per share/unit basis, and subsequently AIV Holdings' board of directors, since NMFC's IPO:

Date Declared	Record Date	Payment Date	Amount (in millions)
November 8, 2013	December 17, 2013(1)	December 31, 2013	$0.9	(2)
August 7, 2013	September 16, 2013(3)	September 30, 2013	2.2
August 7, 2013	August 20, 2013(3)	August 30, 2013	0.8	(4)
May 6, 2013	June 14, 2013(5)	June 28, 2013	3.8	(6)
March 6, 2013	March 15, 2013(7)	March 28, 2013(8)	5.5	(9)

			$13.2
December 27, 2012	December 31, 2012(7)	January 31, 2013	$2.3	(10)
November 6, 2012	December 14, 2012(7)	December 28, 2012(11)	5.5
August 8, 2012	September 14, 2012(12)	September 28, 2012	6.9	(13)
May 8, 2012	June 15, 2012(12)	June 29, 2012(14)	6.9
May 8, 2012	May 21, 2012(12)	May 31, 2012	4.6	(15)
March 7, 2012	March 15, 2012(12)	March 30, 2012(16)	6.5

			$32.7
November 8, 2011	December 15, 2011(12)	December 30, 2011	$6.1
August 10, 2011	September 15, 2011(12)	September 30, 2011	5.9
August 10, 2011	August 22, 2011(12)	August 31, 2011	5.4

			$17.4

Total			$63.3

(1)
As of the record date, AIV Holdings owned 2,671,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(2)
This amount does not include the distribution to Guardian AIV of $54.2 million in connection with net proceeds from the October 17, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(3)
As of the record date, AIV Holdings owned 6,571,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(4)
Special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC.

(5)
As of the record date, AIV Holdings owned 11,321,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(6)
This amount does not include the distribution to Guardian AIV of $66.9 million in connection with net proceeds from the June 21, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(7)
As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(8)
Actual cash payment was made on April 5, 2013.

(9)
This amount does not include the distribution to Guardian AIV of $67.8 million in connection with net proceeds from the March 25, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(10)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(11)
Actual cash payment was made on January 7, 2013.

(12)
As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(13)
This amount does not include the distribution to Guardian AIV of $58.2 million in connection with net proceeds from the September 28, 2012 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(14)
Actual cash payment was made on July 9, 2012.

(15)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

(16)
Actual cash payment was made on April 4, 2012.

        Tax characteristics of all dividends paid by NMFC and AIV Holdings were reported to stockholders on Form 1099 after the end of the calendar year. Future quarterly dividends, if any, for the Companies will be determined by their respective board of directors.

Unregistered Sales of Equity Securities

        We did not engage in unregistered sales of securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

        For the quarter ended December 31, 2013, NMFC did not purchase any of its common stock in the open market.

Stock Performance Graph

        This graph compares the return on NMFC's common stock with that of the Standard & Poor's 500 Total Return Index ("S&P 500 TR") and the Russell 2000 Index Total Return ("Russell 2000 TR") as we do not believe that there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on NMFC's common stock, for the period May 19, 2011 (commencement of operations) to December 31, 2013. The graph assumes that, on May 19, 2011, a person invested $100 in each of NMFC's common stock, the S&P 500 TR and the Russell 2000 TR. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Item 6.    Selected Financial Data

        The selected financial data should be read in conjunction with the respective financial statements and related combined notes thereto and Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Financial information for the years ended December 31, 2013, December 31, 2012, December 31, 2011, December 31, 2010 and December 31, 2009, has been derived from the Operating Company's financial statements that were audited by Deloitte & Touche LLP ("Deloitte"), an independent registered public accounting firm.

        The below selected financial and other data is for the Operating Company.

  (in thousands except units and per unit data)

	Years ended December 31,
New Mountain Finance Holdings, L.L.C.	2013	2012	2011	2010	2009
Statement of Operations Data:
Total investment income	$114,912	$85,786	$56,523	$41,375	$21,767
Net expenses	51,235	40,569	17,998	3,911	1,359
Net investment income	63,677	45,217	38,525	37,464	20,408
Net realized and unrealized gains (losses)	15,247	28,779	(6,848)	26,328	105,272
Net increase (decrease) in net assets resulting from operations	78,924	73,996	31,677	63,792	125,680
Per unit data:
Net asset value	$14.38	$14.06	$13.60	N/A	N/A
Net increase (decrease) in net assets resulting from operations (basic and diluted)	1.79	2.18	1.02	N/A	N/A
Dividends declared(1)	1.48	1.71	0.86	N/A	N/A
Balance sheet data:
Total assets	$1,147,841	$1,025,564	$730,579	$460,224	$330,558
Holdings Credit Facility	221,849	206,938	129,038	59,697	77,745
SLF Credit Facility	214,668	214,262	165,928	56,936	—
Total net assets	688,516	569,939	420,502	241,927	239,441
Other data:
Total return at net asset value(2)	13.27%	16.61%	10.09%	26.54%	76.38%
Number of portfolio companies at year end	59	63	55	43	24
Total new investments for the year	$529,307	$673,218	$493,331	$332,708	$268,382
Investment sales and repayments for the year	$426,561	$423,874	$231,962	$258,202	$125,430
Weighted average Yield to Maturity on debt portfolio at year end (unaudited)(3)	10.6%	10.1%	10.7%	— (4)	— (4)
Weighted average Adjusted Yield to Maturity on debt portfolio at year end (unaudited)	— (5)	— (5)	13.1%	12.5%	12.7%
Weighted average common membership units outstanding for the year	44,021,920	34,011,738	30,919,629 (6)	N/A	N/A
Portfolio turnover	40.52%	52.02%	42.13%	76.69%	57.50%

N/A—Fund was not unitized as of December 31, 2010 and December 31, 2009.

(1)
Dividends declared in the year ended December 31, 2013 include a $0.12 per unit special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC. Dividends declared in the year ended December 31, 2012 include a $0.23 per unit special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per unit special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability. Actual cash payments on the dividends declared to AIV Holdings only, for the quarters ended March 31, 2012, June 30, 2012, December 31, 2012 and March 31, 2013, were made on April 4, 2012, July 9, 2012, January 7, 2013 and April 5, 2013 respectively.

(2)
For the years ended December 31, 2013 and December 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC's IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on NMFC's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

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

(6)
Weighted average common membership units outstanding presented from May 19, 2011 to December 31, 2011, as the fund became unitized on May 19, 2011, the IPO date.

        The below selected financial and other data is for NMFC.

  (in thousands except shares and per share data)

			Period from May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
New Mountain Finance Corporation	2013	2012
Statement of Operations Data:
Total investment income allocated from the Operating Company	$90,876	$37,511	$13,669
Net expenses allocated from the Operating Company	40,355	17,719	5,324
Net investment income allocated from the Operating Company	50,521	19,792	8,345
Net realized and unrealized gains (losses) allocated from the Operating Company	11,443	12,087	(4,235)
Net change in unrealized (depreciation) appreciation of investment in the Operating Company	(44)	(95)	6,221
Net increase (decrease) in net assets resulting from operations	61,920	31,784	10,331
Per share data:
Net asset value	$14.38	$14.06	$13.60
Net increase (decrease) in net assets resulting from operations (basic)	1.76	2.14	0.97
Net increase (decrease) in net assets resulting from operations (diluted)	1.79	2.18	0.38
Dividends declared(1)	1.48	1.71	0.86
Balance sheet data:
Total assets	$650,107	$345,331	$145,487
Total net assets	650,107	341,926	145,487
Other data:
Total return at market value(2)	11.62%	24.84%	4.16%
Total return at net asset value(3)	13.27%	16.61%	2.82%
Weighted average shares outstanding for the period	35,092,722	14,860,838	10,697,691

(1)
Dividends declared in the year ended December 31, 2013 include a $0.12 per share special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC. Dividends declared in the year ended December 31, 2012 include a $0.23 per share special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $0.14 per share special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(2)
For the years ended December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the years ended 2013 and 2012 and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC's dividend reinvestment plan.

(3)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions,

  if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

          The below selected financial and other data is for AIV Holdings.

  (in thousands)

			Period from May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
New Mountain Finance AIV Holdings Corporation	2013	2012
Statement of Operations Data:
Total investment income allocated from the Operating Company	$24,036	$48,276	$25,838
Net expenses allocated from the Operating Company	10,881	22,850	10,063
Net investment income allocated from the Operating Company	13,155	25,426	15,775
Net realized and unrealized gains (losses) allocated from the Operating Company	3,804	16,692	(8,005)
Net change in unrealized (depreciation) appreciation of investment in the Operating Company	(4,349)	1,997	(6,212)
Net increase (decrease) in net assets resulting from operations	12,610	44,115	1,558
Balance sheet data:
Total assets	$38,409	$235,799	$275,015
Total net assets	38,409	228,013	275,015
Other data:
Total return at net asset value(1)	7.69%	18.04%	(5.44)%
Weighted average shares outstanding for the period	100	100	100
Dividends declared(2)	$13,296	$32,660	$17,391

(1)
For the years ended December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the respective period and a sale of net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(2)
Dividends declared in the year ended December 31, 2013 include a $0.8 million special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC. Dividends declared in the year ended December 31, 2012 include a $4.6 million special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company and a $2.3 million special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability. Actual cash payments on the dividends declared to AIV Holdings only, for the quarters ended March 31, 2012, June 30, 2012, December 31, 2012 and March 31, 2013, were made on April 4, 2012, July 9, 2012, January 7, 2013 and April 5, 2013, respectively. This amount does not include the distributions to Guardian AIV of $58.2 million, $67.8 million, $66.9 million and $54.2 million in connection with net proceeds before offering costs from the September 28, 2012, March 25, 2013, June 21, 2013 and October 17, 2013 underwritten secondary public offerings.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information in management's discussion and analysis of financial condition and results of operations relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, "we", "us", "our" or the "Companies"). Information that relates to an individual registrant will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other registrants other than itself.

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

        Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this annual report.

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

        The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of December 31, 2013, which includes total assets held by the Operating Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

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

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of the Operating Company (the number of units are equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at any time.

        Since NMFC's IPO, and through December 31, 2013, NMFC raised approximately $233.4 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $249.6 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in additional offerings. As of December 31, 2013, NMFC and AIV Holdings owned approximately 94.4% and 5.6%, respectively, of the units of the Operating Company.

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

        The diagram below depicts the Companies' organizational structure as of December 31, 2013.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

***
New Mountain Finance SPV Funding, L.L.C. ("NMF SLF").

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

        As of December 31, 2013, the Operating Company's net asset value was $688.5 million and its portfolio had a fair value of approximately $1,115.7 million in 59 portfolio companies, with a weighted average Yield to Maturity of approximately 10.6%. This Yield to Maturity calculation assumes that all investments not on non-accrual are purchased at fair value on December 31, 2013 and held until their respective maturities with no prepayments or losses and exited at par at maturity. The actual yield to maturity may be higher or lower due to the future selection of the London Interbank Offered Rate ("LIBOR") contracts by the individual companies in the Operating Company's portfolio or other factors.

Recent Developments

        On January 27, 2014, NMFC announced that the U.S. Small Business Administration ("SBA") issued a "green light" letter inviting NMFC to continue its application process to obtain a license to form and operate a Small Business Investment Company ("SBIC") subsidiary. If approved, a SBIC license would provide NMFC with an incremental source of attractive long-term capital.

        Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and NMFC has received no assurance or indication from the SBA that it will receive a SBIC license, or of the timeframe in which it would receive a license, should one ultimately be granted.

        On February 3, 2014, NMFC completed an underwritten secondary public offering of 2,325,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.70 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 346,938 shares of NMFC's common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 346,938 shares of common stock. NMFC did not receive any proceeds from the sale of shares of NMFC's common stock by AIV Holdings. The Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. As of February 3, 2014, AIV Holdings no longer owns any units of the Operating Company and NMFC owns 100.0% of the outstanding units of the Operating Company. As a result, the Companies' current organizational structure may be collapsed or simplified in the future.

        On March 4, 2014, the Operating Company's board of directors, and subsequently NMFC's board of directors, declared a first quarter 2014 distribution of $0.34 per unit/share payable on March 31, 2014 to holders of record as of March 17, 2014.

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

        For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

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

        GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

  Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Operating Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820"), the Operating Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Operating Company holds a large position and a sale could reasonably impact the quoted price.

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

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2013:

(in thousands)	Total	Level I	Level II	Level III
First lien	$553,549	$—	$525,138	$28,411
Second lien	468,945	—	413,407	55,538
Subordinated	26,863	—	21,692	5,171
Equity and other	66,294	1,694	—	64,600

Total investments	$1,115,651	$1,694	$960,237	$153,720

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

        Market Based Approach:    The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of December 31, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies. The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

        Income Based Approach:    The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of December 31, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$28,411	Market approach	EBITDA multiple	7.0	x	10.0	x	8.5	x
		Income approach	Discount rate	9.2%		10.2%		9.7%
Second lien	55,538	Market approach	EBITDA multiple	5.0	x	7.5	x	6.2	x
		Income approach	Discount rate	10.1%		11.7%		11.1%
Subordinated	5,171	Market approach	EBITDA multiple	7.0	x	9.0	x	8.0	x
		Income approach	Discount rate	13.0%		15.0%		14.0%
Equity and other	64,600	Market approach	EBITDA multiple	1.3	x	7.5	x	4.7	x
		Income approach	Discount rate	8.0%		20.0%		13.6%

	$153,720	Black Scholes analysis	Expected life in years	2.0		4.0		2.6

			Volatility	21.0%		36.6%		27.9%
			Discount rate	0.3%		3.0%		0.8%

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

        As of December 31, 2013, all investments in the Operating Company's portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio company names; one with an Investment Rating of 3 and the other with an Investment Rating of 4. During the quarter ended December 31, 2013, the Operating Company sold its first lien position in ATI Acquisition Company, resulting in a realized loss of $4.3 million. Prior to the sale, this investment had a cost basis of $4.3 million, a zero fair value and total unearned interest income of $0.6 million for the year ended. As of December 31, 2013, the Operating Company's two super priority first lien positions in ATI Acquisition Company and related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company's underperformance. As of December 31, 2013, the Operating Company's two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the year then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of December 31, 2013, the Operating Company's investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.3 million for the year ended. Unrealized gains (losses) include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

        The fair value of the Operating Company's investments was approximately $1,115.7 million in 59 portfolio companies at December 31, 2013, $989.8 million in 63 portfolio companies at December 31, 2012 and $703.5 million in 55 portfolio companies at December 31, 2011.

        The following table shows the Operating Company's portfolio and investment activity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Years ended December 31,
(in millions)	2013	2012	2011
New investments in 34, 45 and 37 portfolio companies, respectively	$529.3	$673.2	$493.3
Debt repayments in existing portfolio companies	395.4	299.2	146.4
Sales of securities in 12, 22 and 17 portfolio companies, respectively	31.2	124.7	85.6
Change in unrealized appreciation on 45, 48 and 17 portfolio companies, respectively	27.9	27.0	6.1
Change in unrealized depreciation on 29, 30 and 48 portfolio companies, respectively	(19.9)	(17.1)	(29.2)

        At December 31, 2013 and December 31, 2012, the Operating Company's weighted average Yield to Maturity was approximately 10.6% and 10.1%, respectively.

Recent Accounting Standards Updates

        In June 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements ("ASU 2013-08"), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have a material impact on the Companies' financial statements.

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

        The following table for the Operating Company for the year ended December 31, 2013 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year ended December 31, 2013	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted year ended December 31, 2013
Investment income
Interest income	$107,027	$(896)	$—	$106,131
Dividend income	5,049	—	—	5,049
Other income	2,836	—	—	2,836

Total investment income	114,912	(896)	—	114,016

Total expenses pre-incentive fee(2)	31,504	—	—	31,504

Pre-Incentive Fee Net Investment Income	83,408	(896)	—	82,512

Incentive fee	19,731	—	(3,229)	16,502

Post-Incentive Fee Net Investment Income	63,677	(896)	3,229	66,010

Net realized gains (losses) on investments	7,253	(3,158)	—	4,095
Net change in unrealized appreciation of investments	7,994	4,054	—	12,048
Capital gains incentive fees	—	—	(3,229)	(3,229)

Net increase in members' capital resulting from operations	$78,924			$78,924

(1)
For the year ended December 31, 2013, the Operating Company incurred total incentive fees of $19.7 million, of which $3.2 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)
Includes expense waivers and reimbursements of $3.2 million.

        For the year ended December 31, 2013, the Operating Company had a $0.9 million adjustment to interest income for amortization, a decrease of $3.2 million to net realized gains and an increase of $4.1 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2013, total adjusted investment income of $114.0 million consisted of approximately $94.5 million in cash interest from investments, approximately $3.4 million in PIK interest from investments, approximately $5.8 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $2.5 million, approximately $5.0 million in dividend income and approximately $2.8 million in other income. The Operating Company's Adjusted Net Investment Income was $66.0 million for the year ended December 31, 2013.

        In accordance with GAAP, for the year ended December 31, 2013, the Operating Company accrued $3.2 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. As of December 31, 2013, approximately $1.1 million of capital gains incentive fees was owed under the Investment Management Agreement, as cumulative net Adjusted Realized

Gains exceeded cumulative Adjusted Unrealized Depreciation. As of December 31, 2013, no payments have been made relating to the capital gains incentive fee.

        The following table for the Operating Company for the year ended December 31, 2012 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Year ended December 31, 2012	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments(1)	Adjusted year ended December 31, 2012
Investment income
Interest income	$83,646	$(3,476)	$—	$80,170
Dividend income	812	—	—	812
Other income	1,328	—	—	1,328

Total investment income	85,786	(3,476)	—	82,310

Total expenses pre-incentive fee(2)	24,625	—	—	24,625

Pre-Incentive Fee Net Investment Income	61,161	(3,476)	—	57,685

Incentive fee	15,944	—	(4,407)	11,537

Post-Incentive Fee Net Investment Income	45,217	(3,476)	4,407	46,148

Net realized gains (losses) on investments	18,851	(6,958)	—	11,893
Net change in unrealized appreciation of investments	9,928	10,434	—	20,362
Capital gains incentive fees	—	—	(4,407)	(4,407)

Net increase in members' capital resulting from operations	$73,996			$73,996

(1)
For the year ended December 31, 2012, the Operating Company incurred total incentive fees of $15.9 million, of which $4.4 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)
Includes expense waivers and reimbursements of $2.5 million.

        For the year ended December 31, 2012, the Operating Company had a $3.5 million adjustment to interest income for amortization, a decrease of $6.9 million to net realized gains and an increase of $10.4 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the year ended December 31, 2012, total adjusted interest income of $80.2 million consisted of approximately $71.9 million in cash interest from investments, approximately $2.2 million in PIK interest from investments, approximately $3.6 million in prepayment fees and net amortization of purchase premiums and discounts and origination fees of approximately $2.5 million. The Operating Company's Adjusted Net Investment Income was $46.1 million for the year ended December 31, 2012.

        The following table for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect the step-up to fair market value.

(in thousands)	Period from May 19, 2011 to December 31, 2011	Stepped-up Cost Basis Adjustments	Adjusted period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836	$(2,019)	$36,817
Other income	670	—	670

Total investment income	39,506	(2,019)	37,487

Total expenses pre-incentive fee(1)	11,863	—	11,863

Pre-Incentive Fee Net Investment Income	27,643	(2,019)	25,624

Incentive fee(2)	3,522	—	3,522

Post-Incentive Fee Net Investment Income	24,121	(2,019)	22,102

Net realized gains (losses) on investments	3,298	(2,422)	876
Net change in unrealized (depreciation) appreciation of investments	(15,538)	4,441	(11,097)

Net increase in members' capital resulting from operations	$11,881		$11,881

(1)
Includes expense waivers and reimbursements of $2.2 million.

(2)
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

Results of Operations for the Operating Company for the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011

Revenue

	Years ended December 31,
(in thousands)	2013	2012	2011
Interest income	$107,027	$83,646	$55,809
Dividend income	5,049	812	—
Other income	2,836	1,328	714

Total investment income	$114,912	$85,786	$56,523

        The Operating Company's total investment income increased by $29.1 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The 34.0% increase in investment income results from the increase in interest and other income for the year ended December 31, 2013, which was primarily attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC's common stock, the Operating Company's use of leverage for its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of 20 different portfolio companies held by the Operating Company as of December 31, 2012. Additionally, the Operating Company's other income increased due to commitment fees received from three bridge facilities and consent, amendment and forbearance fees received associated with 10 different portfolio companies held by the Operating Company as of December 31, 2012. The increase in dividend income for the year ended December 31, 2013 was attributable to distributions received from two portfolio companies, which was recorded as dividend income.

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

Operating Expenses

	Years ended December 31,
(in thousands)	2013	2012	2011
Management fee	$14,905	$11,109	$4,938
Incentive fee	16,502	11,537	3,522
Capital gains incentive fee(1)	3,229	4,407	—
Interest and other credit facility expenses	12,470	10,085	7,086
Administrative fees	3,429	2,426	1,615
Professional fees	2,349	2,091	2,037
Other expenses	1,584	1,374	986

Total expenses	54,468	43,029	20,184

Less: expenses waived and reimbursed	(3,233)	(2,460)	(2,186)

Net expenses	$51,235	$40,569	$17,998

(1)
Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

        The Operating Company's total net operating expenses increased by $10.7 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The Operating Company's management fees increased by $3.8 million and incentive fees increased by $5.0 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in management and incentive fees from the year ended December 31, 2012 to the year ended December 31, 2013 was attributable to larger invested balances, driven by the proceeds from the 2012 and 2013 primary offerings of NMFC's common stock, the Operating Company's use of leverage from its revolving credit facilities to originate new investments and the receipt of a dividend distribution from one of the Operating Company's warrant investments. The Operating Company's capital gains incentive fees decreased $1.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. As of December 31, 2013, approximately $1.1 million of capital gains incentive fees was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation. As of December 31, 2013, no payments have been made relating to the capital gains incentive fee.

        Interest and other credit facility expenses increased by $2.4 million during the year ended December 31, 2013, primarily due to the increase of average debt outstanding from $133.6 million to $184.1 million for the Holdings Credit Facility and from $181.4 million to $214.3 million for the SLF Credit Facility for the year ended December 31, 2012 compared to December 31, 2013. For the year ended December 31, 2013, the Operating Company incurred $0.1 million in other expenses that were not subject to the expense cap pursuant to an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and further restricted by the Operating Company.

        The Operating Company's total net operating expenses increased by $22.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The Operating Company's management fees increased by $6.2 million and incentive fees increased by $8.0 million, respectively, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in management and incentive fees from the year ended December 31, 2011 to the year ended December 31, 2012 was attributable to larger invested balances, driven by the proceeds from the July 2012 and December 2012 primary offerings of NMFC's common stock and the Operating Company's use of leverage from its revolving credit facilities to originate new investments. As a result of the net increase in Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation), a capital gains incentive fees accrual of $4.4 million was booked for the year ended December 31, 2012. No capital gains incentive fees were booked for the year ended December 31, 2011. As a result of the IPO on May 19, 2011, the Operating Company pays management fees and incentive fees under its Investment Management Agreement, which provides a different basis for the calculation of these fees as compared to amounts previously paid prior to the completion of the IPO. As such, management and incentive fees were calculated in accordance with this agreement for a full year in 2012 as compared to a partial year in 2011. Prior to the IPO, an affiliate of the Predecessor Entities paid a majority of the management and incentive fees.

        Interest and other credit facility expenses increased by $3.0 million during the year ended December 31, 2012, primarily due to the increase of average debt outstanding from $61.6 million to $133.6 million for the Holdings Credit Facility and from $133.8 million to $181.4 million for the SLF Credit Facility for the year ended December 31, 2011 compared to December 31, 2012. For the year ended December 31, 2012, the Operating Company incurred less than $0.1 million in other expenses that were not subject to the expense cap pursuant to the Administration Agreement and further restricted by the Operating Company. No expenses were incurred by the Operating Company outside the expense cap for the year ended December 31, 2011.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Years ended December 31,
(in thousands)	2013	2012	2011
Net realized gains on investments	$7,253	$18,851	$16,252
Net change in unrealized appreciation (depreciation) of investments	7,994	9,928	(23,100)

Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$15,247	$28,779	$(6,848)

        The Operating Company's net realized and unrealized gains or losses resulted in a net gain of $15.2 million for the year ended December 31, 2013 compared to a net gain of $28.8 million for the year ended December 31, 2012, and a net loss of $6.8 million for the same period in 2011. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the year ended December 31, 2013 was primarily driven by sales or repayment of investments with fair values in excess of December 31, 2012 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. Additionally, during the year ended December 31, 2013, a distribution from a warrant investment resulted in a realized gain of approximately $1.1 million, the modification of terms on one debt investment that was accounted for as an extinguishment resulted in a realized gain of $1.7 million and the sale of the first lien position in ATI Acquisition Company resulted in a realized loss of $4.3 million. The total net gain for the year ended December 31, 2012 was primarily related to the overall increase in the market and the quality of the Operating Company's portfolio, directly impacting the prices of the Operating Company's portfolio. The appreciation of the Operating Company's portfolio and the sale or repayment of investments with fair values in excess of December 31, 2011 valuations, resulted in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments. The total net loss for the year ended December 31, 2011 was primarily related to the overall market decline, directly impacting the prices of the Operating Company's portfolio.

Liquidity and Capital Resources

        The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company's repayment of indebtedness, the Operating Company's investments in portfolio companies, cash distributions to the Operating Company's unit holders or for other general corporate purposes.

        Since NMFC's IPO, and through December 31, 2013, NMFC raised approximately $233.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $249.6 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings.

        On March 25, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.30 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 900,000 shares of NMFC's common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28.4 million in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC's common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 2,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 4,900,000 shares of NMFC's common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

        On June 21, 2013, NMFC completed a public offering of 2,000,000 shares of its common stock and an underwritten secondary public offering of 4,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.55 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 750,000 shares of NMFC's common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $28.6 million in connection with the sale of 2,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC's common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 2,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 4,750,000 shares of NMFC's common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

        On October 17, 2013, NMFC completed a public offering of 3,000,000 shares of its common stock and an underwritten secondary public offering of 3,000,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.34 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 900,000 shares of NMFC's common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 900,000 shares of common stock. The Operating Company received net proceeds of $43.0 million in connection with the sale of 3,000,000 shares by NMFC of its common stock. NMFC did not receive any proceeds from the sale of shares of NMFC's common stock by AIV Holdings. The Operating Company and NMFC bore only their allocable portion of offering expenses related to the public offering of 3,000,000 shares, and did not bear any expenses in connection with the secondary public offering of the 3,900,000 shares of NMFC's common stock on behalf of AIV Holdings, which were borne by AIV Holdings.

        The Operating Company's liquidity is generated and generally available through advances from the revolving credit facilities, from cash flows from operations, and, we expect, through periodic follow-on equity offerings of NMFC. In addition, we may from time to time enter into additional debt facilities, increase the size of existing facilities or issue additional debt securities, including unsecured debt and/or debt securities convertible into common stock. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 200.0% after such borrowing.

        At December 31, 2013, December 31, 2012 and December 31, 2011, the Operating Company had cash and cash equivalents of approximately $15.0 million, $12.8 million and $15.3 million, respectively. Cash used in operating activities for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was approximately $(40.4) million, $(212.6) million and $(316.3) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

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

        The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280.0 million, as amended on October 28, 2013. As of December 31, 2013, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company's Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies.

        The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Years ended December 31,
(in millions)	2013	2012	2011
Interest expense	$5.5	$4.2	$2.0
Non-usage fee	$0.4	$0.3	$0.6
Weighted average interest rate	2.9%	3.1%	3.2%
Average debt outstanding	$184.1	$133.6	$61.6

        The outstanding balance of Holdings Credit Facility as of December 31, 2013, December 31, 2012 and December 31, 2011 was $221.8 million, $206.9 million and $129.0 million, respectively. As of December 31, 2013, December 31, 2012 and December 31, 2011, the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

        SLF Credit Facility—NMF SLF's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215.0 million, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies. Due to an amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified first lien loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

        As of December 31, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013.

        The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Years ended December 31,
(in millions)	2013		2012		2011
Interest expense	$4.9		$4.2		$3.4
Non-usage fee	$—	(1)	$—	(1)	$0.1
Weighted average interest rate	2.3%		2.3%		2.5%
Average debt outstanding	$214.3		$181.4		$133.8

(1)
For the year ended December 31, 2013 and December 31, 2012, the total non-usage fee was less than $50 thousand.

        The outstanding balance as of December 31, 2013, December 31, 2012 and December 31, 2011 was $214.7 million, $214.3 million and $165.9 million, respectively. As of December 31, 2013, December 31, 2012 and December 31, 2011, NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

        The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2013 and December 31, 2012, the Operating Company had outstanding commitments to third parties to fund investments totaling $15.5 million and $10.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

        The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments. As of December 31, 2013 and December 31, 2012, the Operating Company had not entered into any bridge financing commitments which could require funding in the future.

Borrowings

        The Operating Company had borrowings of $221.8 million and $206.9 million outstanding as of December 31, 2013 and December 31, 2012, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $214.7 million and $214.3 million outstanding as of December 31, 2013 and December 31, 2012, respectively, under the SLF Credit Facility.

Contractual Obligations

        A summary of the Operating Company's significant contractual payment obligations as of December 31, 2013 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$221.8	$—	$221.8	$—	$—
SLF Credit Facility(2)	214.7	—	214.7	—	—

Total Contractual Obligations	$436.5	$—	$436.5	$—	$—

(1)
Under the terms of the $280.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($221.8 million as of December 31, 2013) must be repaid on or before October 27, 2016. As of December 31, 2013, there was approximately $58.2 million of possible capacity remaining under the Holdings Credit Facility.

(2)
Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($214.7 million as of December 31, 2013) must be repaid on or before October 27, 2016. As of December 31, 2013, there was approximately $0.3 million of possible capacity remaining under the SLF Credit Facility.

        The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $15.5 million of undrawn funding commitments as of December 31, 2013 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company's portfolio companies. As of December 31, 2013, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

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

        We have also entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to perform, or oversee the performance of, our financial records, our reports to stockholders / unit holders and reports filed with the Securities and Exchange Commission.

        If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

        Dividends declared and paid to stockholders / unit holders of the Companies for the year ended December 31, 2013 totaled $65.1 million.

        The following table summarizes the Operating Company's and NMFC's quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company's board of directors, and subsequently NMFC's board of directors, since NMFC's IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/ Unit Amount
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(1)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34

				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(2)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(3)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32

				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27

				$0.86

Total				$4.05

(1)
Special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC.

(2)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(3)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

        The following table summarizes AIV Holdings' quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company's board of directors on a per share/unit basis, and subsequently AIV Holdings' board of directors, since NMFC's IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Amount (in millions)
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013(1)	December 31, 2013	$0.9	(2)
Third Quarter	August 7, 2013	September 16, 2013(3)	September 30, 2013	2.2
Third Quarter	August 7, 2013	August 20, 2013(3)	August 30, 2013	0.8	(4)
Second Quarter	May 6, 2013	June 14, 2013(5)	June 28, 2013	3.8	(6)
First Quarter	March 6, 2013	March 15, 2013(7)	March 28, 2013(8)	5.5	(9)

				$13.2
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012(7)	January 31, 2013	$2.3	(10)
Fourth Quarter	November 6, 2012	December 14, 2012(7)	December 28, 2012(11)	5.5
Third Quarter	August 8, 2012	September 14, 2012(12)	September 28, 2012	6.9	(13)
Second Quarter	May 8, 2012	June 15, 2012(12)	June 29, 2012(14)	6.9
Second Quarter	May 8, 2012	May 21, 2012(12)	May 31, 2012	4.6	(15)
First Quarter	March 7, 2012	March 15, 2012(12)	March 30, 2012(16)	6.5

				$32.7
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011(12)	December 30, 2011	$6.1
Third Quarter	August 10, 2011	September 15, 2011(12)	September 30, 2011	5.9
Second Quarter	August 10, 2011	August 22, 2011(12)	August 31, 2011	5.4

				$17.4

Total				$63.3

(1)
As of the record date, AIV Holdings owned 2,671,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(2)
This amount does not include the distribution to Guardian AIV of $54.2 million in connection with net proceeds from the October 17, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(3)
As of the record date, AIV Holdings owned 6,571,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(4)
Special dividend related to a distribution received attributable to the Operating Company's investment in YP Equity Investors LLC.

(5)
As of the record date, AIV Holdings owned 11,321,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(6)
This amount does not include the distribution to Guardian AIV of $66.9 million in connection with net proceeds from the June 21, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(7)
As of the respective record dates, AIV Holdings owned 16,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(8)
Actual cash payment was made on April 5, 2013.

(9)
This amount does not include the distribution to Guardian AIV of $67.8 million in connection with net proceeds from the March 25, 2013 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(10)
Special dividend intended to minimize to the greatest extent possible NMFC's federal income or excise tax liability.

(11)
Actual cash payment was made on January 7, 2013.

(12)
As of the respective record dates, AIV Holdings owned 20,221,938 units of the Operating Company. AIV Holdings received a total dividend for the respective amounts and subsequently AIV Holdings' board of directors declared total dividends in the same amounts payable to the holders of record as of the respective record dates.

(13)
This amount does not include the distribution to Guardian AIV of $58.2 million in connection with net proceeds from the September 28, 2012 underwritten secondary public offering of NMFC's common stock on behalf of AIV Holdings.

(14)
Actual cash payment was made on July 9, 2012.

(15)
Special dividend related to estimated realized capital gains attributable to the Operating Company's investments in Lawson Software, Inc. and Infor Lux Bond Company.

(16)
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

Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

  •
  Together, NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2013, NMFC and AIV Holdings own approximately 94.4% and 5.6%, respectively, of the units of the Operating Company.

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

  •
  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company's chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expense, trading expenses and management and incentive fees) has been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap will expire on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Operating Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Operating Company during any quarterly period. As a result, the amount of expenses for which the Operating Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Operating Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Operating Company in the near future.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the year ended December 31, 2013, certain of the loans held in the Operating Company's portfolio had floating interest rates. As of December 31, 2013, approximately 85% of investments at fair value (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 15% of investments represent fixed-rate investments. Additionally, the Operating Company's senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

        The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company's portfolio of investments held on December 31, 2013. Interest expense is calculated based on the terms of the Operating Company's two outstanding revolving credit facilities. For the Operating Company's floating rate credit facilities, the Operating Company uses the outstanding balance as of December 31, 2013. Interest expense on the Operating Company's floating rate credit facilities are calculated using the interest rate as of December 31, 2013 adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company's portfolio investments remain unchanged from the actual effective interest rates as of December 31, 2013. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2013, and are only adjusted for assumed changes in the underlying base interest rates.

        Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.76	%(1)
Base Interest Rate	—%
+100 Basis Points	(4.34)%
+200 Basis Points	0.17%
+300 Basis Points	5.60%

(1)
Limited to the lesser of the December 31, 2013 LIBOR rates or a decrease of 25 basis points.

        The Operating Company was not exposed to any foreign currency exchange risks as of December 31, 2013.

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	100
New Mountain Finance Holdings, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2013 and December 31, 2012	102
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	103
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	104
Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	105
Consolidated Schedule of Investments as of December 31, 2013	106
Consolidated Schedule of Investments as of December 31, 2012	113
New Mountain Finance Corporation
Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	118
Statements of Operations for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	119
Statements of Changes in Net Assets for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	120
Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	121
New Mountain Finance AIV Holdings Corporation
Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	122
Statements of Operations for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	123
Statements of Changes in Net Assets for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	124
Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	125
Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	126

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and investors of
New Mountain Finance Holdings, L.L.C.,
New Mountain Finance Corporation and
New Mountain Finance AIV Holdings Corporation
New York, New York

        We have audited the accompanying consolidated statement of assets, liabilities and members' capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedules of investments as of December 31, 2013 and 2012, and the related consolidated statements of operations, consolidated statements of changes in members' capital, and cash flows for the three years in the period ended December 31, 2013 and the financial highlights for each of the five years in the period ended December 31, 2013. Also, we have audited the statements of assets and liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2013 and 2012, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011 and for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. New Mountain Finance Holdings, L.L.C. and New Mountain Finance AIV Holdings Corporation are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits of New Mountain Finance Holdings, L.L.C. and New Mountain Finance AIV Holdings Corporation included consideration of their internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of their internal control over financial reporting. Accordingly we express no such opinion for New Mountain Finance Holdings, L.L.C. and New Mountain Finance AIV Holdings Corporation. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments as of December 31, 2013 and 2012, by correspondence with the custodian, loan agent or borrower; where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of New Mountain Finance Holdings, L.L.C. as of December 31, 2013 and 2012, and the consolidated results of its operations, its consolidated changes in members' capital, and its consolidated cash flows for each of the three years in the period ended December 31, 2013 and the financial highlights for the each of the five years in the period ended December 31,2013; and the financial positions of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2013 and 2012 and the results of their operations, changes in their net assets, their cash flows, and the financial highlights for the period from May 19, 2011(commencement of operations) to December 31, 2011 and for the years ended

December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 16, on February 3, 2014, New Mountain Finance AIV Holdings sold its remaining units in New Mountain Finance Holdings, L.L.C. (the "Operating Company") and no longer owns any units of the Operating Company.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Mountain Finance Corporation's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2014, expressed an unqualified opinion on New Mountain Finance Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 5, 2014

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members' Capital

(in thousands, except units and per unit data)

	December 31, 2013	December 31, 2012
Assets
Investments at fair value (cost of $1,094,080 and $976,243, respectively)	$1,115,651	$989,820
Cash and cash equivalents	14,981	12,752
Interest and dividend receivable	10,531	6,340
Deferred credit facility costs (net of accumulated amortization of $3,562 and $2,016, respectively)	4,727	5,490
Receivable from affiliate	459	534
Receivable from unsettled securities sold	—	9,962
Other assets	1,492	666

Total assets	$1,147,841	$1,025,564

Liabilities
Holdings Credit Facility	221,849	206,938
SLF Credit Facility	214,668	214,262
Capital gains incentive fee payable	7,636	4,407
Incentive fee payable	4,104	3,390
Management fee payable	3,856	3,222
Payable for unsettled securities purchased	3,690	9,700
Interest payable	814	712
Payable to affiliate	80	—
Dividends payable	—	11,192
Other liabilities	2,628	1,802

Total liabilities	459,325	455,625
Members' Capital	688,516	569,939

Total liabilities and members' capital	$1,147,841	$1,025,564

Outstanding common membership units	47,896,693	40,548,189
Capital per unit	$14.38	$14.06

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(in thousands)

	Years ended December 31,
	2013	2012	2011
Investment income
Interest income	$107,027	$83,646	$55,809
Dividend income	5,049	812	—
Other income	2,836	1,328	714

Total investment income	114,912	85,786	56,523

Expenses
Incentive fee	16,502	11,537	3,522
Capital gains incentive fee	3,229	4,407	—

Total incentive fees	19,731	15,944	3,522
Management fee	14,905	11,109	4,938
Interest and other credit facility expenses	12,470	10,085	7,086
Administrative expenses	3,429	2,426	1,615
Professional fees	2,349	2,091	2,037
Other general and administrative expenses	1,584	1,374	986

Total expenses	54,468	43,029	20,184
Less: expenses waived and reimbursed (see Note 5)	(3,233)	(2,460)	(2,186)

Net expenses	51,235	40,569	17,998

Net investment income	63,677	45,217	38,525
Net realized gains on investments	7,253	18,851	16,252
Net change in unrealized appreciation (depreciation) of investments	7,994	9,928	(23,100)

Net increase in members' capital resulting from operations	$78,924	$73,996	$31,677

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members' Capital

(in thousands)

	Years ended December 31,
	2013	2012	2011
Increase (decrease) in members' capital resulting from operations:
Net investment income	$63,677	$45,217	$38,525
Net realized gains on investments	7,253	18,851	16,252
Net change in unrealized appreciation (depreciation) of investments	7,994	9,928	(23,100)

Net increase in members' capital resulting from operations	78,924	73,996	31,677
Contributions	100,040	133,428	195,295
Distributions	—	—	(10,249)
Dividends declared	(65,140)	(59,378)	(26,591)
Offering costs	(331)	(564)	(11,557)
Reinvestment of dividends	5,084	1,955	—

Net increase in members' capital	118,577	149,437	178,575
Members' capital at the beginning of the period	569,939	420,502	241,927

Members' capital at the end of the period	$688,516	$569,939	$420,502

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net increase in members' capital resulting from operations	$78,924	$73,996	$31,677
Adjustments to reconcile net (increase) decrease in members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(7,253)	(18,851)	(16,252)
Net change in unrealized (appreciation) depreciation of investments	(7,994)	(9,928)	23,100
Amortization of purchase discount	(3,365)	(5,996)	(5,862)
Amortization of deferred credit facility costs	1,546	1,160	786
Non-cash investment income	(4,473)	(2,187)	(1,538)
(Increase) decrease in operating assets:
Purchase of investments	(529,695)	(673,355)	(494,694)
Proceeds from sales and paydowns of investments	426,561	423,874	231,962
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	388	137	1,363
Cash paid for drawn revolver	—	(12,705)	(535)
Cash repayments on drawn revolvers	—	12,705	—
Interest and dividend receivable	(4,191)	967	(4,299)
Receivable from affiliate	75	(165)	(369)
Receivable from unsettled securities sold	9,962	(9,962)	—
Other assets	(225)	(50)	(351)
Increase (decrease) in operating liabilities:
Capital gains incentive fee payable	3,229	4,407	—
Incentive fee payable	714	1,073	2,317
Management fee payable	634	1,021	2,200
Payable for unsettled securities purchased	(6,010)	2,095	(86,857)
Interest payable	102	(1,035)	934
Payable to affiliate	80	—	(394)
Other liabilities	639	151	534

Net cash flows used in operating activities	(40,352)	(212,648)	(316,278)

Cash flows from financing activities
Contributions	100,040	133,428	195,295
Distributions	—	—	(10,249)
Dividends paid	(71,248)	(46,231)	(26,591)
Offering costs paid	(720)	(268)	(11,557)
Proceeds from Holdings Credit Facility	457,978	523,099	336,508
Repayment of Holdings Credit Facility	(443,067)	(445,199)	(267,168)
Proceeds from SLF Credit Facility	23,306	112,993	172,060
Repayment of SLF Credit Facility	(22,900)	(64,659)	(63,068)
Deferred credit facility costs paid	(808)	(3,082)	(4,377)

Net cash flows provided by financing activities	42,581	210,081	320,853

Net increase (decrease) in cash and cash equivalents	2,229	(2,567)	4,575
Cash and cash equivalents at the beginning of the period	12,752	15,319	10,744

Cash and cash equivalents at the end of the period	$14,981	$12,752	$15,319

Supplemental disclosure of cash flow information
Cash interest paid	$10,323	$9,433	$4,358
Non-cash operating activities:
Non-cash activity on investments	$1,986	$—	$—
Non-cash financing activities:
Dividends declared and payable	$—	$11,192	$—
Value of members' capital issued in connection with dividend reinvestment plan	5,084	1,955	—
Accrual for offering costs	768	556	—
Accrual for deferred credit facility costs	21	46	192

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,497	$6,335	$6,529	0.95%

Total Funded Debt Investments—Bermuda				$6,497	$6,335	$6,529	0.95%

Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	$30,000	$29,472	$30,362	4.41%

Total Funded Debt Investments—Cayman Islands				$30,000	$29,472	$30,362	4.41%

Funded Debt Investments—United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien(2)	9.75%	4/1/2021	$24,500	$24,348	$27,195
	First lien(3)	9.00% (Base Rate + 7.75%)	3/22/2019	17,850	17,367	18,225

				42,350	41,715	45,420	6.60%

Deltek, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	10/10/2019	41,000	40,977	41,820	6.07%
Global Knowledge Training LLC
Education	Second lien(2)	11.00% (Base Rate + 9.75%)	10/21/2018	41,450	41,070	41,450	6.02%
UniTek Global Services, Inc.
Business Services	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	26,382	25,508	26,382
	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	6,387	6,176	6,387
	First lien(2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	5,309	5,133	5,309

				38,078	36,817	38,078	5.53%

Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	5.50% (Base Rate + 4.50%)	5/17/2018	6,433	6,240	6,465
	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	31,150	30,685	31,578

				37,583	36,925	38,043	5.52%

SRA International, Inc.
Federal Services	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	34,750	33,784	34,475	5.01%
Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	31,341	31,055	32,542	4.73%
Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,731	31,029	4.51%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75%)	11/22/2017	6,951	6,847	7,080
	Second lien(2)	11.00% (Base Rate + 9.50%)	11/22/2018	23,353	22,780	22,876

				30,304	29,627	29,956	4.35%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
JHCI Acquisition, Inc.
Distribution & Logistics	First lien(3)	7.00% (Base Rate + 5.75%)	7/11/2019	$19,536	$19,262	$19,548
	Second lien(3)	11.00% (Base Rate + 9.75%)	7/11/2020	10,000	9,705	9,898

				29,536	28,967	29,446	4.28%

CompassLearning, Inc.(12)
Education	First lien(2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,261	29,250	4.25%
Transtar Holding Company
Distribution & Logistics	Second lien(2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,842	27,168	3.95%
KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00%)	11/13/2017	16,784	16,448	16,616
	First lien(2)	7.25% (Base Rate + 6.00%)	11/13/2017	10,116	9,953	10,015

				26,900	26,401	26,631	3.87%

Meritas Schools Holdings, LLC
Education	First lien(3)	7.00% (Base Rate + 5.75%)	6/25/2019	19,950	19,763	20,087
	First lien(2)	7.00% (Base Rate + 5.75%)	6/25/2019	5,920	5,865	5,961

				25,870	25,628	26,048	3.78%

Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien(2)	12.25%	12/15/2018	25,000	25,000	25,000	3.63%
Permian Tank & Manufacturing, Inc.
Energy	First lien(2)	10.50%	1/15/2018	24,500	24,757	24,255	3.52%
Aderant North America, Inc.
Software	Second lien(2)	10.00% (Base Rate + 8.75%)	6/20/2019	22,500	22,201	23,203	3.37%
YP Holdings LLC(8)
YP LLC
Media	First lien(2)	8.04% (Base Rate + 6.71%)	6/4/2018	22,400	21,892	22,722	3.30%
McGraw-Hill School Education Holdings, LLC
Education	First lien(3)	6.25% (Base Rate + 5.00%)	12/18/2019	13,000	12,870	12,870
	First lien(2)	6.25% (Base Rate + 5.00%)	12/18/2019	9,000	8,910	8,910

				22,000	21,780	21,780	3.16%

Aspen Dental Management, Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50%)	10/6/2016	21,077	20,820	20,813	3.02%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,731	20,308	2.95%
Envision Acquisition Company, LLC
Healthcare Services	Second lien(2)	9.75% (Base Rate + 8.75%)	11/4/2021	20,000	19,605	20,075	2.91%
ARSloane Acquisition, LLC
Business Services	First lien(3)	7.50% (Base Rate + 6.25%)	10/1/2019	19,950	19,754	19,992	2.90%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,750	19,047	19,874	2.89%
Distribution International, Inc.
Distribution & Logistics	First lien(2)	7.50% (Base Rate + 6.50%)	7/16/2019	19,900	19,527	19,813	2.88%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
First American Payment Systems, L.P.
Business Services	Second lien(3)	10.75% (Base Rate + 9.50%)	4/12/2019	$20,000	$19,654	$19,800	2.88%
Merrill Communications LLC
Business Services	First lien(3)	7.25% (Base Rate + 6.25%)	3/8/2018	19,425	19,246	19,759	2.87%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,766	19,021	2.76%
St. George's University Scholastic Services LLC
Education	First lien(3)	8.50% (Base Rate + 7.00%)	12/20/2017	17,379	17,082	17,530	2.55%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/21/2017	18,316	18,127	16,118	2.34%
Confie Seguros Holding II Co.
Consumer Services	Second lien(3)	10.25% (Base Rate + 9.00%)	5/8/2019	14,886	14,762	15,034	2.18%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,700	14,496	14,774	2.15%
Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.50% (Base Rate + 6.25%)	8/16/2019	14,464	14,261	14,307	2.08%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,858	14,263	2.07%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,957	14,140	2.05%
Packaging Coordinators, Inc.(10)
Healthcare Products	Second lien(2)	9.50% (Base Rate + 8.25%)	11/10/2020	14,000	13,868	14,088	2.05%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,701	12,419	1.80%
Van Wagner Communications, LLC
Media	First lien(2)	6.25% (Base Rate + 5.00%)	8/3/2018	11,761	11,583	11,997	1.74%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,937	10,198	1.48%
TransFirst Holdings, Inc.
Business Services	Second lien(3)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,741	10,138	1.47%
MailSouth, Inc.
Media	First lien(3)	6.76% (Base Rate + 4.96%)	12/14/2016	9,410	9,333	9,269	1.35%
Vitera Healthcare Solutions, LLC
Software	First lien(3)	6.00% (Base Rate + 5.00%)	11/4/2020	2,000	1,980	2,000
	Second lien(2)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,897	7,070

				9,000	8,877	9,070	1.32%

Harley Marine Services, Inc.
Distribution & Logistics	Second lien(2)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,820	8,820	1.28%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,394	8,326	8,457	1.23%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	6,651	6,651	7,482	1.09%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.25% (Base Rate + 5.50%)	12/22/2016	13,563	13,454	7,324	1.06%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	$6,447	$6,360	$6,570	0.95%
Immucor, Inc.
Healthcare Services	Subordinated(2)(7)	11.13%	8/15/2019	5,000	4,950	5,650	0.82%
Learning Care Group (US), Inc.
Education	Subordinated(2)	15.00% PIK*	5/8/2020	4,371	4,253	4,371
	Subordinated(2)	15.00% PIK*	5/8/2020	800	746	800

				5,171	4,999	5,171	0.75%

Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,003	4,888	5,028	0.73%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000	3,964	4,064	0.59%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated(2)	9.63%	12/1/2018	3,500	3,502	3,623	0.53%
ATI Acquisition Company (fka Ability Acquisition, Inc.)(11)
Education	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012— Past Due	1,665	1,434	233
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012— Past Due	103	94	103

				1,768	1,528	336	0.05%

Total Funded Debt Investments—United States				$1,016,562	$1,001,605	$1,013,641	147.22%

Total Funded Debt Investments				$1,053,059	$1,037,412	$1,050,532	152.58%

Equity—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares(2)	—	—	156,247	$65	$46
	Preferred shares(2)	—	—	35,558	15	10

					80	56	0.01%

Total Shares—Bermuda					$80	$56	0.01%

Equity—United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares(2)	12.00% (10.00% + 2.00% PIK)*	—	35,000	$35,000	$35,000	5.08%
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares(2)	17.00%	—	20,000,000	20,000	20,000	2.91%
Global Knowledge Training LLC
Education	Ordinary shares(2)	—	—	2	—	3
	Preferred shares(2)	—	—	2,423	—	3,006

					—	3,009	0.44%

Packaging Coordinators, Inc.(10)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares(2)	—	—	19,427	1,000	1,181	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Members' Capital
Ancora Acquisition LLC(11)
Education	Preferred shares(2)	—	—	372		$83	$83	0.01%

Total Shares—United States						$56,083	$59,273	8.61%

Total Shares						$56,163	$59,329	8.62%

Warrants—United States
Learning Care Group (US), Inc.
Education	Warrants(2)	—	—	844		$194	$503
	Warrants(2)	—	—	3,589		61	2,136

						255	2,639	0.38%

YP Holdings LLC(8)
YP Equity Investors LLC
Media	Warrants(2)	—	—	5		—	1,944	0.28%
UniTek Global Services, Inc.
Business Services	Warrants(2)	—	—	1,014,451	(6)	1,449	1,694	0.25%
Storapod Holding Company, Inc.
Consumer Services	Warrants(2)	—	—	360,129		156	594	0.09%
Alion Science and Technology Corporation
Federal Services	Warrants(2)	—	—	6,000		293	94	0.01%
Ancora Acquisition LLC(11)
Education	Warrants(2)	—	—	20		—	—	—%

Total Warrants—United States						$2,153	$6,965	1.01%

Total Funded Investments						$1,095,728	$1,116,826	162.21%

Unfunded Debt Investments—United States
Aspen Dental Management, Inc.
Healthcare Services	First lien(2)(9)—Undrawn	—	4/6/2016	$5,000		$(388)	$(388)	(0.06)%
Advantage Sales & Marketing Inc.
Business Services	First lien(2)(9)—Undrawn	—	12/17/2015	10,500		(1,260)	(787)	(0.11)%

Total Unfunded Debt Investments				$15,500		$(1,648)	$(1,175)	(0.17)%

Total Investments						$1,094,080	$1,115,651	162.04%

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands, except shares)

(6)
The Operating Company holds 1,014,451 warrants in UniTek Global Services, Inc., which represents a 4.46% equity ownership on a fully diluted basis.

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

(12)
The Operating Company holds an investment in CompassLearning, Inc. that is structured as a first lien last out term loan.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2013

December 31, 2013
Investment Type	Percent of Total Investments at Fair Value
First lien	49.62%
Second lien	42.03%
Subordinated	2.41%
Equity and other	5.94%

Total investments	100.00%

December 31, 2013
Industry Type	Percent of Total Investments at Fair Value
Software	22.33%
Education	21.13%
Business Services	13.04%
Distribution & Logistics	10.78%
Federal Services	7.52%
Healthcare Services	7.20%
Energy	6.21%
Media	4.12%
Healthcare Products	3.74%
Consumer Services	1.40%
Industrial Services	1.28%
Healthcare Information Technology	0.66%
Information Technology	0.59%

Total investments	100.00%

December 31, 2013
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.08%
Fixed rates	14.92%

Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Funded Debt Investments—Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien(2)(7)	12.00%	3/29/2015	$6,664	$6,396	$6,631	1.16%

Total Funded Debt Investments—Bermuda				$6,664	$6,396	$6,631	1.16%

Funded Debt Investments—Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	First lien(3)	6.50% (Base Rate + 5.25%)	7/30/2019	$2,992	$2,971	$2,999
	Second lien(2)	10.50% (Base Rate + 9.25%)	7/30/2020	30,000	29,420	30,488

				32,992	32,391	33,487	5.88%

Total Funded Debt Investments—Cayman Islands				$32,992	$32,391	$33,487	5.88%

Funded Debt Investments—United Kingdom
Magic Newco, LLC**
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/12/2018	$14,963	$14,543	$15,105	2.65%

Total Funded Debt Investments—United Kingdom				$14,963	$14,543	$15,105	2.65%

Funded Debt Investments—United States
Edmentum, Inc.(fka Plato, Inc.)
Education	First lien(3)	7.50% (Base Rate + 6.00%)	5/17/2018	$11,700	$11,378	$11,744
	Second lien(2)	11.25% (Base Rate + 9.75%)	5/17/2019	29,150	28,604	28,567

				40,850	39,982	40,311	7.07%

Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien(3)	7.25% (Base Rate + 5.75%)	11/22/2017	7,700	7,560	7,785
	Second lien(2)	11.00% (Base Rate + 9.50%)	11/22/2018	24,000	23,326	23,560

				31,700	30,886	31,345	5.50%

Rocket Software, Inc.
Software	Second lien(2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,711	30,933	5.43%
Pharmaceutical Research Associates, Inc.
Healthcare Services	Second lien(2)	10.50% (Base Rate + 9.25%)	6/10/2019	30,000	29,402	30,319	5.32%
UniTek Global Services, Inc.
Business Services	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	19,650	19,202	19,331
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	5,970	5,798	5,873
	First lien(2)	9.00% (Base Rate + 7.50%)	4/16/2018	4,963	4,781	4,882

				30,583	29,781	30,086	5.28%

KeyPoint Government Solutions, Inc.
Federal Services	First lien(3)	7.25% (Base Rate + 6.00%)	11/13/2017	20,000	19,608	19,900
	First lien(2)	7.25% (Base Rate + 6.00%)	11/13/2017	10,000	9,703	9,950

				30,000	29,311	29,850	5.24%

Global Knowledge Training LLC
Education	First lien(3)	6.50% (Base Rate + 4.99%)	4/21/2017	4,776	4,718	4,705
	First lien(3)	7.25% (Base Rate + 4.00%)	4/21/2017	1,174	1,159	1,156
	Second lien(2)	11.50% (Base Rate + 9.75%)	10/21/2018	24,250	23,814	23,755

				30,200	29,691	29,616	5.20%

Managed Health Care Associates, Inc.
Healthcare Services	First lien(2)	3.47% (Base Rate + 3.25%)	8/1/2014	14,756	13,240	14,276
	Second lien(2)	6.72% (Base Rate + 6.50%)	2/1/2015	15,000	12,790	14,475

				29,756	26,030	28,751	5.05%

Transtar Holding Company
Distribution & Logistics(10)	Second lien(2)	9.75% (Base Rate + 8.50%)	10/9/2019	28,300	27,787	28,654	5.03%
Meritas Schools Holdings, LLC
Education	First lien(3)	7.50% (Base Rate + 6.00%)	7/29/2017	8,150	8,084	8,171
	Second lien(2)	11.50% (Base Rate + 10.00%)	1/29/2018	20,000	19,747	20,000

				28,150	27,831	28,171	4.94%

Kronos Incorporated
Software	Second lien(2)	9.75% (Base Rate + 8.50%)	4/30/2020	25,000	24,753	25,125	4.41%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
St. George's University Scholastic Services LLC
Education	First lien(2)	8.50% (Base Rate + 7.00%)	12/20/2017	$25,000	$24,501	$24,500	4.30%
SRA International, Inc.
Federal Services	First lien(3)	6.50% (Base Rate + 5.25%)	7/20/2018	20,436	19,741	19,542
	First lien(2)	6.50% (Base Rate + 5.25%)	7/20/2018	4,315	4,225	4,126

				24,751	23,966	23,668	4.15%

Aderant North America, Inc.
Software	Second lien(2)	11.00% (Base Rate + 7.75%)	6/20/2019	22,500	22,163	23,062	4.05%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien(2)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,704	20,150	3.54%
Learning Care Group (US), Inc.
Education	First lien(2)	12.00%	4/27/2016	17,369	17,174	16,696
	Subordinated(2)	15.00% PIK*	6/30/2016	3,782	3,639	3,434

				21,151	20,813	20,130	3.53%

Six3 Systems, Inc.
Federal Services	First lien(2)	7.00% (Base Rate + 5.75%)	10/4/2019	20,000	19,805	20,025	3.51%
First American Payment Systems, L.P.
Business Services	Second lien(2)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,609	19,900	3.49%
eResearchTechnology, Inc.
Healthcare Services	First lien(3)	8.00% (Base Rate + 6.50%)	5/2/2018	19,950	19,202	19,850	3.48%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien(2)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,659	19,503	3.42%
Transplace Texas, L.P.
Distribution & Logistics(10)	Second lien(2)	11.00% (Base Rate + 9.00%)	4/12/2017	20,000	19,586	19,500	3.42%
PODS, Inc.(6)
Consumer Services
PODS Funding Corp. II	First lien(3)	7.25% (Base Rate + 6.00%)	11/29/2016	14,007	13,668	13,972
Storapod Holding Company, Inc.	Subordinated(2)	21.00% PIK*	11/29/2017	5,296	5,156	5,113

				19,303	18,824	19,085	3.35%

Smile Brands Group Inc.
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.25%)	12/21/2017	19,859	19,598	18,767	3.29%
Ascensus, Inc.
Business Services	First lien(2)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330
	First lien(3)	8.00% (Base Rate + 6.75%)	12/21/2018	8,500	8,330	8,330

				17,000	16,660	16,660	2.92%

Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien(3)	7.50% (Base Rate + 6.00%)	4/21/2017	15,758	15,644	15,600	2.74%
IG Investments Holdings, LLC
Business Services	Second lien(2)	10.25% (Base Rate + 9.00%)	10/31/2020	15,000	14,852	14,925	2.62%
OpenLink International, Inc.
Software	First lien(3)	7.75% (Base Rate + 6.25%)	10/30/2017	14,850	14,600	14,850	2.61%
Landslide Holdings, Inc. (Crimson Acquisition Corp.)
Software	First lien(3)	7.00% (Base Rate + 5.75%)	6/19/2018	14,625	14,353	14,671	2.57%
KPLT Holdings, Inc. (Centerplate, Inc., et al.)
Consumer Services	Subordinated(2)	11.75% (10.25% + 1.50% PIK)*	4/16/2019	14,637	14,351	14,344	2.52%
Sabre Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	12/29/2017	13,965	13,918	14,186	2.49%
Brock Holdings III, Inc.
Industrial Services	Second lien(2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,825	14,105	2.48%
Triple Point Technology, Inc.
Software	First lien(3)	6.25% (Base Rate + 5.00%)	10/27/2017	12,968	12,549	13,021	2.28%
Lonestar Intermediate Super Holdings, LLC
Business Services	Subordinated(2)	11.00% (Base Rate + 9.50%)	9/2/2019	12,000	11,666	12,765	2.24%
Aspen Dental Management, Inc
Healthcare Services	First lien(3)	7.00% (Base Rate + 5.50%)	10/6/2016	12,870	12,652	12,210	2.14%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital
Van Wagner Communications, LLC
Media	First lien(2)	8.25% (Base Rate + 7.00%)	8/3/2018	$12,000	$11,772	$12,160	2.13%
Supervalu Inc.**
Retail	First lien(2)	8.00% (Base Rate + 6.75%)	8/30/2018	11,940	11,597	12,146	2.13%
Vision Solutions, Inc.
Software	Second lien(2)	9.50% (Base Rate + 8.00%)	7/23/2017	12,000	11,913	11,700	2.05%
Merrill Communications LLC
Business Services	First lien(2)	10.75% (Base Rate + 7.50%)	3/10/2013	11,422	11,421	11,279	1.98%
MailSouth, Inc.
Media	First lien(3)	6.75% (Base Rate + 5.00%)	12/14/2016	11,136	11,018	11,025	1.94%
Immucor, Inc.
Healthcare Services	First lien(3)	5.75% (Base Rate + 4.50%)	8/19/2018	4,938	4,772	5,006
	Subordinated(2)(7)	11.13%	8/15/2019	5,000	4,943	5,650

				9,938	9,715	10,656	1.87%

Virtual Radiologic Corporation
Healthcare Information Technology	First lien(3)	7.75% (Base Rate + 4.50%)	12/22/2016	14,702	14,550	10,291	1.81%
Permian Tank & Manufacturing, Inc.
Energy	First lien(3)	9.00% (Base Rate + 7.25%)	3/15/2017	10,072	9,852	10,072	1.77%
Vertafore, Inc.
Software	Second lien(2)	9.75% (Base Rate + 8.25%)	10/29/2017	10,000	9,924	10,050	1.76%
Merge Healthcare Inc.**
Healthcare Services	First lien(2)(7)	11.75%	5/1/2015	9,000	8,916	9,709	1.70%
TransFirst Holdings, Inc.
Business Services	Second lien(2)	11.00% (Base Rate + 9.75%)	6/27/2018	10,000	9,700	9,700	1.70%
Consona Holdings, Inc.
Software	First lien(3)	7.25% (Base Rate + 6.00%)	8/6/2018	8,479	8,398	8,511	1.49%
Confie Seguros Holding II Co.
Consumer Services	Second lien(2)	10.25% (Base Rate + 9.00%)	5/8/2019	8,000	7,842	8,040	1.41%
Physio-Control International, Inc.
Healthcare Products	First lien(2)	9.88%	1/15/2019	7,000	7,000	7,717	1.35%
Surgery Center Holdings, Inc.
Healthcare Services	First lien(3)	6.50% (Base Rate + 5.00%)	2/6/2017	6,834	6,809	6,800	1.19%
Research Pharmaceutical Services, Inc.
Healthcare Services	First lien(3)	6.75% (Base Rate + 5.25%)	2/18/2017	7,125	7,046	6,662	1.17%
Alion Science and Technology Corporation
Federal Services	First lien(2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,320	6,131	6,093	1.07%
GCA Services Group, Inc.
Business Services	Second lien(2)	9.25% (Base Rate + 8.00%)	11/1/2020	5,000	4,951	4,900	0.86%
Education Management LLC**
Education	First lien(3)	8.25% (Base Rate + 7.00%)	3/30/2018	5,058	4,921	4,232	0.74%
Brickman Group Holdings, Inc.
Business Services	Subordinated(2)	9.13%	11/1/2018	3,650	3,342	3,842	0.68%
Ozburn-Hessey Holding Company LLC
Distribution & Logistics(10)	Second lien(2)	11.50% (Base Rate + 9.50%)	10/10/2016	4,000	3,947	3,680	0.65%
YP Holdings LLC(8)
YP Intermediate Holdings Corp. / YP Intermediate Holdings II LLC
Media	Second lien(2)	15.00% (12.00% + 3.00% PIK)*	5/18/2017	3,559	3,326	3,586	0.63%
Mach Gen, LLC
Power Generation	Second lien(2)	7.82% PIK (Base Rate + 7.50%)*	2/22/2015	3,676	3,474	2,396	0.42%
ATI Acquisition Company (fka Ability Acquisition, Inc.)
Education	First lien(2)	12.25% (Base Rate + 5.00% + 4.00% PIK)(5)*	12/30/2014	4,432	4,306	—
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012 —Past Due	1,665	1,517	649
	First lien(2)	17.25% (Base Rate + 10.00% + 4.00% PIK)(5)*	6/30/2012 —Past Due	103	94	103

				6,200	5,917	752	0.13%

Airvana Network Solutions Inc.
Software	First lien(2)	10.00% (Base Rate + 8.00%)	3/25/2015	648	640	650	0.11%

Total Funded Debt Investments—United States				$942,670	$921,787	$925,287	162.35%

Total Funded Debt Investments				$997,289	$975,117	$980,510	172.04%

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

December 31, 2012

December 31, 2012
Investment Type	Percent of Total Investments at Fair Value
First lien	49.86%
Second lien	44.56%
Subordinated	4.56%
Equity and other	1.02%

Total investments	100.00%

December 31, 2012
Industry Type	Percent of Total Investments at Fair Value
Software	24.92%
Education	15.17%
Healthcare Services	14.52%
Business Services	14.49%
Federal Services	9.64%
Distribution & Logistics(1)	5.23%
Consumer Services	4.21%
Media	3.44%
Healthcare Products	2.75%
Industrial Services	1.42%
Retail	1.23%
Healthcare Information Technology	1.04%
Energy	1.02%
Information Technology	0.68%
Power Generation	0.24%

Total investments	100.00%

(1)
Industries were disclosed separately in previously issued financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Corporation

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	December 31, 2013	December 31, 2012
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $633,835 and $335,730, respectively)	$650,107	$341,926
Distribution receivable from New Mountain Finance Holdings, L.L.C.	—	3,405

Total assets	$650,107	$345,331

Liabilities
Dividends payable	—	3,405

Total liabilities	—	3,405

Net assets
Preferred stock, par value $0.01 per share, 2,000,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share 100,000,000 shares authorized, and 45,224,755 and 24,326,251 shares issued and outstanding, respectively	452	243
Paid in capital in excess of par	633,383	335,487
Accumulated undistributed net realized gains	5,056	952
Net unrealized appreciation	11,216	5,244

Total net assets	$650,107	$341,926

Total liabilities and net assets	$650,107	$345,331

Number of shares outstanding	45,224,755	24,326,251
Net asset value per share	$14.38	$14.06

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Operations

(in thousands, except shares and per share data)

	Years ended December 31,		From May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$84,925	$36,439	$13,437
Dividend income	3,567	455	—
Other income	2,384	617	232
Total expenses	(40,355)	(17,719)	(5,324)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	50,521	19,792	8,345
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investment	5,427	7,593	1,141
Net change in unrealized appreciation (depreciation) of investments	6,016	4,494	(5,376)

Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	11,443	12,087	(4,235)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	61,964	31,879	4,110

Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(44)	(95)	6,221

Net increase in net assets resulting from operations	$61,920	$31,784	$10,331

Basic earnings per share	$1.76	$2.14	$0.97
Weighted average shares of common stock outstanding—basic (See Note 12)	35,092,722	14,860,838	10,697,691
Diluted earnings per share	$1.79	$2.18	$0.38
Weighted average shares of common stock outstanding—diluted (See Note 12)	44,021,920	34,011,738	30,919,629

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Changes in Net Assets

(in thousands)

	Years ended December 31,		From May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$50,521	$19,792	$8,345
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	5,427	7,593	1,141
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	6,016	4,494	(5,376)
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	(44)	(95)	6,221

Net increase in net assets resulting from operations	61,920	31,784	10,331

Capital transactions
Net proceeds from shares sold	100,040	133,428	129,865
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(281)	(323)	(3,998)
Value of shares issued for exchanged units	193,262	56,314	18,489
Dividends declared	(51,844)	(26,719)	(9,200)
Reinvestment of dividends	5,084	1,955	—

Total net increase in net assets resulting from capital transactions	246,261	164,655	135,156

Net increase in net assets	308,181	196,439	145,487
Net assets at the beginning of the period	341,926	145,487	—

Net assets at the end of the period	650,107	$341,926	$145,487

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Cash Flows

(in thousands)

	Years ended December 31,		From May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$61,920	$31,784	$10,331
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(50,521)	(19,792)	(8,345)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(11,443)	(12,087)	4,235
Net change in unrealized depreciation (appreciation) in New Mountain Finance Holdings, L.L.C.	44	95	(6,221)
(Increase) decrease in operating assets:
Purchase of investment	(100,040)	(133,428)	(129,865)
Distributions from New Mountain Finance Holdings, L.L.C.	50,165	23,314	9,200

Net cash flows used in by operating activities	(49,875)	(110,114)	(120,665)

Cash flows from financing activities:
Net proceeds from shares sold	100,040	133,428	129,865
Dividends declared	(50,165)	(23,314)	(9,200)

Net cash flows provided by financing activities	49,875	110,114	120,665

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$—	$3,405	$—
Non-cash financing activities:
Dividends declared and payable	$—	$(3,405)	$—
New Mountain Guardian Partners, L.P. exchange of New Mountain Finance Holdings, L.L.C. units for shares	—	—	18,489
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	193,262	56,314	—
Value of shares issued in connection with dividend reinvestment plan	5,084	1,955	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(281)	(323)	(3,998)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Assets and Liabilities

(in thousands, except shares)

	December 31, 2013		December 31, 2012
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $61,993 and $244,015, respectively)	$38,409		$228,013
Distributions receivable from New Mountain Finance Holdings, L.L.C.	—		7,786

Total assets	$38,409		$235,799

Liabilities
Dividends payable	—		7,786

Total liabilities	—		7,786

Net assets
Common stock, par value $0.01 per share 100 shares issued and outstanding	—	(1)	— (1)
Paid in capital in excess of par	61,993		244,015
Distributions in excess of net realized gains	(26,812)		(6,676)
Net unrealized appreciation (depreciation)	3,228		(9,326)

Total net assets	38,409		228,013

Total liabilities and net assets	$38,409		$235,799

(1)
As of December 31, 2013 and December 31, 2012, the par value of the total common stock was $1.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Operations

(in thousands)

			From May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
	2013	2012
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$22,102	$47,207	$25,399
Dividend income	1,482	357	—
Other income	452	712	439
Total expenses	(10,881)	(22,850)	(10,063)

Net investment income allocated from New Mountain Finance Holdings, L.L.C.	13,155	25,426	15,775
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	1,826	11,259	2,158
Net change in unrealized appreciation (depreciation) of investments	1,978	5,433	(10,163)

Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.	3,804	16,692	(8,005)

Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	16,959	42,118	7,770

Net realized (losses) gains on investment in New Mountain Finance Holdings, L.L.C.	(14,925)	381	—
Net change in unrealized appreciation (depreciation) on investment in New Mountain Finance Holdings, L.L.C.	10,576	1,616	(6,212)

Net increase in net assets resulting from operations	$12,610	$44,115	$1,558

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Changes in Net Assets

(in thousands)

			From May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
	2013	2012
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$13,155	$25,426	$15,775
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	1,826	11,259	2,158
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	1,978	5,433	(10,163)
Net realized (losses) gains on investment in New Mountain Finance Holdings, L.L.C.	(14,925)	381	—
Net change in unrealized appreciation (depreciation) on investment in New Mountain Finance Holdings, L.L.C.	10,576	1,616	(6,212)

Net increase in net assets resulting from operations	12,610	44,115	1,558

Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(188,868)	(58,216)	—
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(50)	(241)	(7,559)
Contributions from exchanged shares	—	—	298,407
Dividends declared	(13,296)	(32,660)	(17,391)

Total net (decrease) increase in net assets resulting from capital transactions	(202,214)	(91,117)	273,457

Net (decrease) increase in net assets	(189,604)	(47,002)	275,015
Net assets at the beginning of the period	228,013	275,015	—

Net assets at the end of the period	$38,409	$228,013	$275,015

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Cash Flows

(in thousands)

	Years ended December 31,		From May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,610	$44,115	$1,558
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(13,155)	(25,426)	(15,775)
Net realized and unrealized (gains) losses allocated from New Mountain Finance Holdings, L.L.C.	(3,804)	(16,692)	8,005
Net realized losses (gains) on investment in New Mountain Finance Holdings, L.L.C.	14,925	(381)	—
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(10,576)	(1,616)	6,212
(Increase) decrease in operating assets:
Distributions from New Mountain Finance Holdings, L.L.C.	21,082	24,874	17,391

Net cash flows provided by operating activities	21,082	24,874	17,391

Cash flows from financing activities:
Net proceeds from shares sold	188,868	58,216	—
Distribution to New Mountain Guardian AIV, L.P.	(188,868)	(58,216)	—
Dividends declared	(21,082)	(24,874)	(17,391)

Net cash flows used in financing activities	(21,082)	(24,874)	(17,391)

Net increase (decrease) in cash and cash equivalents	—	—	—
Cash and cash equivalents at the beginning of the period	—	—	—

Cash and cash equivalents at the end of the period	$—	$—	$—

Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$—	$7,786	$—
Non-cash financing activities:
Dividends declared and payable	$—	$(7,786)	$—
New Mountain Guardian AIV, L.P. contribution of New Mountain Finance Holdings, L.L.C units for shares of New Mountain Finance AIV Holdings, L.L.C.	—	—	298,407
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	(50)	(241)	(7,559)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation

December 31, 2013

(in thousands, except units/shares and per unit/share data)

        The information in these combined notes to the financial statements relates to each of the three separate registrants: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, the "Companies"). Information that relates to an individual registrant will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other registrants other than itself.

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

        The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the "Investment Adviser"). New Mountain Finance Administration, L.L.C. (the "Administrator") provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of December 31, 2013, which includes total assets held by the Operating Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. ("Guardian AIV") by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the "Predecessor Entities".

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 1. Formation and Business Purpose (Continued)

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

        NMFC and AIV Holdings are holding companies with no direct operations of their own, and their sole asset is their ownership in the Operating Company. NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units ("units") of the Operating Company (the number of units are equal to the number of shares of NMFC's common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings has the right to exchange all or any portion of its units in the Operating Company for shares of NMFC's common stock on a one-for-one basis at any time.

        Since NMFC's IPO, and through December 31, 2013, NMFC raised approximately $233,468 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $249,576 on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC's common stock sold in the additional offerings. As of December 31, 2013, NMFC and AIV Holdings owned approximately 94.4% and 5.6%, respectively, of the units of the Operating Company.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 1. Formation and Business Purpose (Continued)

        The diagram below depicts the Companies' organizational structure as of December 31, 2013.

*
Includes partners of New Mountain Guardian Partners, L.P.

**
These common membership units are exchangeable into shares of NMFC common stock on a one-for-one basis.

***
New Mountain Finance SPV Funding, L.L.C. ("NMF SLF").

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 1. Formation and Business Purpose (Continued)

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

        The Companies' financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements have been included.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Income taxes—The Operating Company is treated as a partnership for federal income tax purposes and as such is generally not subject to federal or state and local income taxes except with respect to state source income received from underlying investments. The partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. The Operating Company files United States ("U.S.") federal, state, and local income tax returns.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        The Companies have adopted the Income Taxes topic of the Codification ("ASC 740"). ASC 740 provides guidance for income taxes, including how uncertain income tax positions should be recognized, measured, and disclosed in the financial statements. Based on their analyses, the Companies have determined that there were no material uncertain income tax positions through December 31, 2013. The 2011, 2012 and 2013 tax years remain subject to examination by the U.S. federal, state, and local tax authorities.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 2. Summary of Significant Accounting Policies (Continued)

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

        Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the quarter ended September 30, 2013, the Operating Company changed an accounting estimate related to the classification of dividend income for a distribution recorded in the prior quarter from one of the Operating Company's warrant investments. Based on tax projections received during the quarter ended September 30, 2013, the Operating Company reduced the warrant cost basis by $466 and corresponding dividend income previously recorded by $1,799, and recorded a realized gain of $1,333 to agree to the tax treatment on the investment. This resulted in a reclass of $360 from incentive fee to capital gains incentive fee. Based on updated tax projections received during the quarter ended December 31, 2013, the Operating Company increased dividend income previously recorded by $224 and reduced the realized gain previously recorded by $224 to agree to the tax treatment on the investment. This resulted in a reclass of $45 from capital gains incentive fee to incentive fee.

Note 3. Investments

        At December 31, 2013 the Operating Company's investments consisted of the following:

  Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$550,534	$553,549
Second lien	460,078	468,945
Subordinated	25,152	26,863
Equity and other	58,316	66,294

Total investments	$1,094,080	$1,115,651

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 3. Investments (Continued)

  Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$243,158	$249,174
Education	225,214	235,787
Business Services	140,797	145,465
Distribution & Logistics	120,156	120,247
Federal Services	84,965	83,888
Healthcare Services	78,295	80,331
Energy	69,757	69,255
Media	42,808	45,932
Healthcare Products	40,285	41,772
Consumer Services	14,918	15,628
Industrial Services	13,858	14,263
Healthcare Information Technology	13,454	7,324
Information Technology	6,415	6,585

Total investments	$1,094,080	$1,115,651

        At December 31, 2012 the Operating Company's investments consisted of the following:

  Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$496,931	$493,502
Second lien	433,829	441,073
Subordinated	43,097	45,148
Equity and other	2,386	10,097

Total investments	$976,243	$989,820

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 3. Investments (Continued)

  Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$241,742	$246,696
Education	155,047	150,151
Healthcare Services	139,370	143,724
Business Services	140,426	143,420
Federal Services	95,150	95,428
Distribution & Logistics(1)	51,320	51,834
Consumer Services	41,173	41,625
Media	26,582	34,001
Healthcare Products	25,659	27,220
Industrial Services	13,825	14,105
Retail	11,597	12,146
Healthcare Information Technology	14,550	10,291
Energy	9,852	10,072
Information Technology	6,476	6,711
Power Generation	3,474	2,396

Total investments	$976,243	$989,820

(1)
Industries were disclosed separately in previously issued financial statements.

        During the quarter ended December 31, 2013, the Operating Company sold its first lien position in ATI Acquisition Company, resulting in a realized loss of $4,306. Prior to the sale, this investment had a cost basis of $4,306, a zero fair value and total unearned interest income of $611 for the year ended. As of December 31, 2013, the Operating Company's two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the year then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of December 31, 2013, the Operating Company's investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1,611, an aggregate fair value of $419 and total unearned interest income of $316 for the year then ended. As of December 31, 2012, the Operating Company's original first lien position in ATI Acquisition Company was put on non-accrual status, with a cost basis of $4,306, a fair value of zero and total unearned interest income of $653 for the year then ended. The Operating Company's two super priority first lien debt investments in ATI Acquisition Company had a combined cost basis of $1,611 and a combined fair value of $752 as of December 31, 2012. During the third quarter of 2012, the Operating Company placed the super priority first lien positions on non-accrual status as well, resulting in total unearned interest income of $310 for the year ended December 31, 2012. As of December 31, 2012, the Operating Company's total investment in ATI Acquisition Company had an aggregate cost basis of

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 3. Investments (Continued)

$5,917 and an aggregate fair value of $752. As of December 31, 2013 and December 31, 2012, unrealized gains (losses) include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

        As of December 31, 2013, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $15,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2013. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company's Consolidated Schedule of Investments as of December 31, 2013.

        As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $10,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2012. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company's Consolidated Schedule of Investments as of December 31, 2012.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

        The following table summarizes the levels in the fair value hierarchy that the Operating Company's portfolio investments fall into as of December 31, 2013:

	Total	Level I	Level II	Level III
First lien	$553,549	$—	$525,138	$28,411
Second lien	468,945	—	413,407	55,538
Subordinated	26,863	—	21,692	5,171
Equity and other	66,294	1,694	—	64,600

Total investments	$1,115,651	$1,694	$960,237	$153,720

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

        The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2013:

	Total	First Lien		Second Lien	Subordinated	Equity and other(3)
Fair value, December 31, 2012	$119,128	$42,885		$43,255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(1,623)	(3,986)		380	380	1,603
Net change in unrealized appreciation (depreciation)	5,251	4,319		843	506	(417)
Purchases, including capitalized PIK and revolver fundings	120,147	28,874		31,060	2,620	57,593
Proceeds from sales and paydowns of investments	(85,910)	(41,417)		(20,000)	(21,226)	(3,267)
Transfers into Level III	6,574	6,574	(1)	—	—	—
Transfers out of Level III	(9,847)	(8,838	)(1)	—	—	(1,009	)(2)

Fair value, December 31, 2013	$153,720	$28,411		$55,538	$5,171	$64,600

Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$821	$(333)		$722	$409	$23

(1)
As of December 31, 2013, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)
As of December 31, 2013, the portfolio investments were transferred out of Level III into Level I at fair value as of the beginning of the quarter in which the reclassifications occurred.

(3)
During the year ended December 31, 2013, the Operating Company received dividends of $5,049 from its equity and other investments, which were recorded as dividend income. Estimates related to the tax characterization of these distributions were provided as of December 31, 2013.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

        The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2012, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at December 31, 2012:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2011	$90,967	$33,141	$48,405	$6,571	$2,850
Total gains or losses included in earnings:
Net realized gains (losses) on investments	4,950	4,927	23	—	—
Net change in unrealized (depreciation) appreciation	(185)	(7,918)	(173)	(75)	7,981
Purchases, including capitalized PIK and revolver fundings	75,647	49,205	10,020	16,395	27
Proceeds from sales and paydowns of investments	(36,555)	(30,328)	(5,000)	—	(1,227)
Transfers into Level III(1)	20,347	19,881	—	—	466	(2)
Transfers out of Level III(1)	(36,043)	(26,023)	(10,020)	—	—

Fair value, December 31, 2012	$119,128	$42,885	$43,255	$22,891	$10,097

Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$3,689	$(4,216)	$(1)	$(75)	$7,981

(1)
As of December 31, 2012, the portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarter in which the reclassifications occurred.

(2)
This Level III transfer relates to the Operating Company's investment in warrants of YP Equity Investors LLC, which was valued with YP Holdings LLC's second lien debt as of June 30, 2012.

        Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2013 and December 31, 2012. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

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

        Market Based Approach:    The Operating Company typically estimates the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies. The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations. The Operating Company generally applies an average of various relevant comparable company EBITDA multiples to the portfolio company's latest twelve month ("LTM") EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of December 31, 2013, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in six of its portfolio companies. The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

        Income Based Approach:    The Operating Company also typically uses a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 4. Fair Value (Continued)

applying the income based approach as of December 31, 2013, the Operating Company used the discount ranges set forth in the table below to value investments in eight of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$28,411	Market approach	EBITDA multiple	7.0	x	10.0	x	8.5	x
		Income approach	Discount rate	9.2%		10.2%		9.7%
Second lien	55,538	Market approach	EBITDA multiple	5.0	x	7.5	x	6.2	x
		Income approach	Discount rate	10.1%		11.7%		11.1%
Subordinated	5,171	Market approach	EBITDA multiple	7.0	x	9.0	x	8.0	x
		Income approach	Discount rate	13.0%		15.0%		14.0%
Equity and other	64,600	Market approach	EBITDA multiple	1.3	x	7.5	x	4.7	x
		Income approach	Discount rate	8.0%		20.0%		13.6%

	$153,720	Black Scholes analysis	Expected life in years	2.0		4.0		2.6

			Volatility	21.0%		36.6%		27.9%
			Discount rate	0.3%		3.0%		0.8%

        Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of December 31, 2013, as both facilities are continually monitored and examined by both the borrower and the lender. Both facilities were amended and restated during the year ended December 31, 2012 to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. Additionally for the year ended December 31, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. See Note 7, Borrowing Facilities, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

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

        The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company's "Pre-Incentive Fee Adjusted Net Investment Income" for the immediately preceding quarter, subject to a "preferred return", or "hurdle", and a "catch-up" feature. "Pre-Incentive Fee Net Investment Income" means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company's operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the "Administration Agreement"), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of December 31, 2013), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

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

        The Operating Company has revised its presentation of incentive fees on the Consolidated Statements of Assets, Liabilities and Members' Capital and the Consolidated Statements of Operations to disclose the two parts of the incentive fee incurred by the Operating Company for net investment income related incentive fees and capital gains related incentive fees.

        The following table summarizes the management fees and incentive fees incurred by the Operating Company for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Years ended December 31,
	2013	2012	2011(1)
Management fee	$14,905	$11,109	$4,938
Incentive fee, excluding accrued capital gains incentive fees	16,502	11,537	3,522
Accrued capital gains incentive fees(2)	3,229	4,407	—

(1)
For the period from May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011.

(2)
As of December 31, 2013, approximately $1,113 of capital gains incentive fees was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation. As of December 31, 2012 and December 31, 2011, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation. As of December 31, 2013, December 31, 2012 and December 31, 2011, no payments have been made relating to the capital gains incentive fee.

        The Operating Company's Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

        The following Statement of Operations for the year ended December 31, 2013 is adjusted to reflect this step-up to fair market value.

	Year ended December 31, 2013		Stepped-up Cost Basis Adjustments	Adjusted year ended December 31, 2013
Investment income
Interest income(1)	$107,027		$(896)	$106,131
Dividend income	5,049		—	5,049
Other income	2,836		—	2,836

Total investment income	114,912		(896)	114,016

Total net expenses pre-incentive fee(2)	31,504		—	31,504

Pre-Incentive Fee Net Investment Income	83,408		(896)	82,512

Incentive fee(3)	19,731		—	19,731

Post-Incentive Fee Net Investment Income	63,677		(896)	62,781

Net realized gains (losses) on investments	7,253	(4)	(3,158)	4,095
Net change in unrealized appreciation of investments	7,994		4,054	12,048

Net increase in members' capital resulting from operations	$78,924			$78,924

(1)
Includes $3,428 in payment-in-kind interest from investments.

(2)
Includes expense waivers and reimbursements of $3,233.

(3)
For the year ended December 31, 2013, the Operating Company incurred total incentive fees of $19,731, of which $3,229 related to capital gains incentive fees on a hypothetical liquidation basis.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

        The following Statement of Operations for the year ended December 31, 2012 is adjusted to reflect this step-up to fair market value.

	Year ended December 31, 2012	Stepped-up Cost Basis Adjustments	Adjusted year ended December 31, 2012
Investment income
Interest income	$83,646	$(3,476)	$80,170
Dividend income	812	—	812
Other income	1,328	—	1,328

Total investment income	85,786	(3,476)	82,310

Total expenses pre-incentive fee(1)	24,625	—	24,625

Pre-Incentive Fee Net Investment Income	61,161	(3,476)	57,685

Incentive fee(2)	15,944	—	15,944

Post-Incentive Fee Net Investment Income	45,217	(3,476)	41,741

Net realized gains (losses) on investments	18,851	(6,958)	11,893
Net change in unrealized appreciation of investments	9,928	10,434	20,362

Net increase in members' capital resulting from operations	$73,996		$73,996

(1)
Includes expense waivers and reimbursements of $2,460.

(2)
For the year ended December 31, 2012, the Operating Company incurred total incentive fees of $15,944, of which $4,407 related to capital gains incentive fees on a hypothetical liquidation basis.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

        The following Statement of Operations for the Operating Company for the period May 19, 2011 (effective date of the Investment Management Agreement) to December 31, 2011 is adjusted to reflect this step-up to fair market value.

	Period from May 19, 2011 to December 31, 2011	Stepped-up Cost Basis Adjustments	Adjusted period from May 19, 2011 to December 31, 2011
Investment income
Interest income	$38,836	$(2,019)	$36,817
Other income	670	—	670

Total investment income	39,506	(2,019)	37,487

Total expenses pre-incentive fee(1)	11,863	—	11,863

Pre-Incentive Fee Net Investment Income	27,643	(2,019)	25,624

Incentive fee(2)	3,522	—	3,522

Post-Incentive Fee Net Investment Income	24,121	(2,019)	22,102

Net realized gains (losses) on investments	3,298	(2,422)	876
Net change in unrealized (depreciation) appreciation of investments	(15,538)	4,441	(11,097)

Net increase in members' capital resulting from operations	$11,881		$11,881

(1)
Includes expense waivers and reimbursements of $2,186.

(2)
For the year ended December 31, 2011, the Operating Company had no incentive fees related to capital gains incentive fees on a hypothetical liquidation basis.

        The Companies have entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies' financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies' expenses, and watches the performance of administrative and professional services rendered by others. The Operating Company will reimburse the Administrator for the Companies' allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

        The Operating Company has revised its presentation of expenses and expense waivers and reimbursements for the years ended December 31, 2012 and December 31, 2011. Expenses were previously presented net of waivers and reimbursements, which had been included parenthetically. The revised presentation shows total gross expenses with a separate reduction for expense waivers and reimbursements.

        The Operating Company incurred the following expenses in excess of the expense cap for the years ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Years ended December 31,
	2013	2012	2011
Professional fees	$1,773	$1,070	$1,315
Administrative expenses	1,460	1,390	871
Other general and administrative expenses	—	—	—

Total expense waivers and reimbursements	$3,233	$2,460	$2,186

        As of December 31, 2013 and December 31, 2012, $459 and $534, respectively, of the expense waivers and reimbursements was receivable from an affiliate.

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

        NMFC entered into a Registration Rights Agreement with AIV Holdings, Steven B. Klinsky (the Chairman of the Companies' board of directors), an entity related to Steven B. Klinsky and the Investment Adviser. Subject to several exceptions, AIV Holdings and the Investment Adviser have the right to require NMFC to register for public resale under the Securities Act of 1933, as amended (the "Securities Act of 1933"), all registerable securities that are held by any of them and that they request to be registered. Registerable securities subject to the Registration Rights Agreement are shares of NMFC's common stock issued or issuable in exchange for units and any other shares of NMFC's common stock held by AIV Holdings, the Investment Adviser and any of their transferees. The rights under the Registration Rights Agreement can be conditionally exercised by AIV Holdings or the Investment Adviser, meaning that prior to the effectiveness of the registration statement related to the shares, AIV Holdings or the Investment Adviser can withdraw their request to have the shares registered. AIV Holdings and the Investment Adviser may each assign their rights to any person that acquires registerable securities subject to the Registration Rights Agreement and who agrees to be

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 5. Agreements (Continued)

bound by the terms of the Registration Rights Agreement. Steven B. Klinsky and a related entity will have the right to "piggyback", or include their own registerable securities in such a registration. Shares held by AIV Holdings and Steven B. Klinsky were registered on a shelf registration statement on Form N-2.

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

        Holders of registerable securities have "piggyback" registration rights, including AIV Holdings, which means that these holders may include their respective shares in any future registrations of NMFC's equity securities, whether or not that registration relates to a primary offering by NMFC or a secondary offering by or on behalf of any of NMFC's stockholders. AIV Holdings, the Investment Adviser and Steven B. Klinsky (and a related entity) have priority over NMFC in any registration that is an underwritten offering.

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

Note 6. Related Parties

        The Companies have entered into a number of business relationships with affiliated or related parties. NMFC and AIV Holdings own all the outstanding units of the Operating Company. As of December 31, 2013, NMFC and AIV Holdings own approximately 94.4% and 5.6%, respectively, of the units of the Operating Company.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 6. Related Parties (Continued)

        The Companies have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies' chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap will expire on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Operating Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Operating Company during any quarterly period. As a result, the amount of expenses for which the Operating Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Operating Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Operating Company in the near future.

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

        The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with the Operating Company' investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Operating Company and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Operating Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the Securities and Exchange Commission and its staff, and consistent with the Investment Adviser's allocation procedures.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 6. Related Parties (Continued)

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

        The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280,000, as amended on October 28, 2013. As of December 31, 2013, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company's Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company's investments, but rather to the performance of the underlying portfolio companies.

        The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate ("LIBOR") plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 7. Borrowing Facilities (Continued)

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Years ended December 31,
	2013	2012	2011
Interest expense	$5,487	$4,172	$2,043
Non-usage fee	$367	$281	$608
Weighted average interest rate	2.9%	3.1%	3.2%
Average debt outstanding	$184,124	$133,600	$61,561

        The outstanding balance of Holdings Credit Facility as of December 31, 2013, December 31, 2012 and December 31, 2011 was $221,849, $206,938 and $129,038, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

        SLF Credit Facility—NMF SLF's Loan and Security Agreement, as amended and restated, dated October 27, 2010 (the "SLF Credit Facility") among NMF SLF as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, National Association, as the Collateral Custodian, is structured as a revolving credit facility and matures on October 27, 2016, as amended on May 8, 2012. The maximum amount of revolving borrowings available under the SLF Credit Facility is $215,000, as amended on December 18, 2012. The loan is non-recourse to the Operating Company and secured by all assets owned by the borrower on an investment by investment basis. All fees associated with the origination or upsizing of the SLF Credit Facility are capitalized on the Consolidated Statement of Assets, Liabilities, and Members' Capital and charged against income as other credit facility expenses over the life of the SLF Credit Facility. The SLF Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. The covenants are generally not tied to mark to market fluctuations in the prices of our investments, but rather to the performance of the underlying portfolio companies. Due to an amendment to the SLF Credit Facility on October 27, 2011, NMF SLF is no longer restricted from the purchase or sale of loans with an affiliate. Therefore, specified loans can be moved as collateral between the Holdings Credit Facility and the SLF Credit Facility.

        As of December 31, 2013, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 7. Borrowing Facilities (Continued)

        The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

	Years ended December 31,
	2013	2012	2011
Interest expense	$4,891	$4,274	$3,369
Non-usage fee	$3	$22	$94
Weighted average interest rate	2.3%	2.3%	2.5%
Average debt outstanding	$214,317	$181,395	$133,825

        The outstanding balance as of December 31, 2013, December 31, 2012 and December 31, 2011 was $214,668, $214,262 and $165,928, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

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

Note 9. Commitments and Contingencies

        In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of December 31, 2013, the Operating Company had unfunded commitments on revolving credit facilities of $15,500, and no outstanding bridge financing commitments or other future funding commitments. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company's Consolidated Schedule of Investments. As of December 31, 2012, the Operating Company had unfunded commitments on revolving credit facilities of $10,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company's Consolidated Schedule of Investments.

        The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of December 31, 2013. See Note 7, Borrowing Facilities, for details.

        The Operating Company may from time to time enter into financing commitment letters. As of December 31, 2013 and December 31, 2012, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Distributions

        Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, NMFC did not have any reclassifications of amounts for book purposes arising from permanent book/tax differences. During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, AIV Holdings had

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 10. Distributions (Continued)

reclassifications of amounts for book purposes arising from permanent book/tax differences related to return of capital distributions and consent dividends, respectively.

	December 31, 2013		December 31, 2012		December 31, 2011
	NMFC	AIV Holdings	NMFC	AIV Holdings	NMFC	AIV Holdings
Undistributed net investment income	$—	$—	$—	$—	$—	$—
Distributions in excess of net realized gains	—	(21,821)	—	(9,707)	—	(1,536)
Additional paid-in-capital	—	21,821	—	9,707	—	1,536

        For federal income tax purposes, distributions paid to stockholders of NMFC and AIV Holdings are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by NMFC and AIV Holdings for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 were estimated to be as follows:

	Years ended December 31,
			2012		2011
	2013
				AIV Holdings		AIV Holdings
	NMFC	AIV Holdings	NMFC		NMFC
Ordinary income(non-qualified)	$44,778	$19,972	$26,218	$40,692	$8,944	$14,694
Ordinary income (qualified)	2,742	716	—	—	—	—
Capital gains	4,324	—	501	2,056	256	2,697
Return of capital	—	181,476	—	48,128	—	—

Total	$51,844	$202,164	$26,719	$90,876	$9,200	$17,391

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 10. Distributions (Continued)

        As of December 31, 2013, the costs of investments for NMFC and AIV Holdings for tax purposes were $642,704 and $68,547, respectively. As of December 31, 2012, the costs of investments for NMFC and AIV Holdings for tax purposes were $343,248 and $245,659, respectively. As of December 31, 2013, NMFC and AIV Holdings had capital loss carryforwards of approximately zero and $15,772, respectively.

        At December 31, 2013, December 31, 2012 and December 31, 2011, the components of distributable earnings on a tax basis differ from the amounts reflected per NMFC's and AIV Holdings' respective Statements of Assets and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of NMFC's and AIV Holdings' respective investment in the Operating Company and undistributed income.

        As of December 31, 2013, December 31, 2012 and December 31, 2011, the components of accumulated earnings / (deficit) on a tax basis were as follows:

	Years ended December 31,
	2013		2012		2011
	NMFC	AIV Holdings	NMFC	AIV Holdings	NMFC	AIV Holdings
Accumulated capital gains / (losses)	$—	$(15,772)	$—	$—	$—	$—
Other temporary differences	10,070	(4,982)	7,942	(5,032)	—	—
Undistributed ordinary income	3,856	—	528	—	66	1,778
Unrealized (appreciation) / depreciation	2,346	(2,830)	(2,274)	(10,970)	823	(886)

Components of distributable earnings	$16,272	$(23,584)	$6,196	$(16,002)	$889	$892

        NMFC and AIV Holdings are subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless NMFC and AIV Holdings distribute, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of their respective net ordinary income earned for the calendar year and (2) 98.2% of their respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2012, both NMFC and AIV Holdings had no accrued estimated excise taxes. For the year ended December 31, 2013, NMFC and AIV Holdings accrued estimated excise taxes of $2.3 and zero, respectively.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 11. Stockholders' Equity

        The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

	Common Stock
			Paid in Capital in Excess of Par	Undistributed Net Investment Income	Accumulated Undistributed Net Realized Gains	Net Unrealized Appreciation (Depreciation)	Total Stockholders' Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—	$—	$—	$—	$—	$—
Issuances of common stock in the IPO(1)	7,272,727	73	99,927	—	—	—	100,000
Issuances of common stock in private placement(2)	2,172,000	22	29,843	—	—	—	29,865
Issuances of common stock to New Mountain Guardian(3)	1,252,964	12	18,477	—	—	—	18,489
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(3,998)	—	—	—	(3,998)
Dividends declared	—	—	—	(8,345)	(855)	—	(9,200)
Net increase in stockholders' equity resulting from operations	—	—	—	8,345	1,141	845	10,331

Balance at December 31, 2011	10,697,691	$107	$144,249	$—	$286	$845	$145,487
Issuances of common stock	13,628,560	136	191,561	—	—	—	191,697
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(323)	—	—	—	(323)
Dividends declared	—	—	—	(19,792)	(6,927)	—	(26,719)
Net increase in stockholders' equity resulting from operations	—	—	—	19,792	7,593	4,399	31,784

Balance at December 31, 2012	24,326,251	$243	$335,487	$—	$952	$5,244	$341,926
Issuances of common stock	20,898,504	209	298,177	—	—	—	298,386
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	(281)	—	—	—	(281)
Dividends declared	—	—	—	(50,521)	(1,323)	—	(51,844)
Net increase in stockholders' equity resulting from operations	—	—	—	50,521	5,427	5,972	61,920

Balance at December 31, 2013	45,224,755	$452	$633,383	$—	$5,056	$11,216	$650,107

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

(3)
On May 19, 2011, NMFC issued 1,252,964 share of common stock to New Mountain Guardian Partners, L.P. for their respective ownership interest in the Predecessor Entities.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 11. Stockholders' Equity (Continued)

        The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

	Common Stock
				Paid in Capital in Excess of Par	Undistributed Net Investment Income	Distributions In Excess of Net Realized Gains	Net Unrealized (Depreciation) Appreciation	Total Stockholder's Equity
	Shares	Par Amount
Balance at December 31, 2010	—	$—		$—	$—	$—	$—	$—
Issuance of common stock to New Mountain Guardian AIV, L.P.(2)	100	—	(1)	298,407	—	—	—	298,407
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(7,559)	—	—	—	(7,559)
Dividends declared	—	—		—	(15,775)	(1,616)	—	(17,391)
Net increase (decrease) in stockholder's equity resulting from operations	—	—		—	15,775	2,158	(16,375)	1,558
Tax reclassifications related to consent dividends (See Note 10)	—	—		1,536	—	(1,536)	—	—

Balance at December 31, 2011	100	$—	(1)	$292,384	$—	$(994)	$(16,375)	$275,015
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(241)	—	—	—	(241)
Dividends declared	—	—		—	(25,426)	(7,234)	—	(32,660)
Distribution to New Mountain Guardian AIV, L.P.	—	—		(57,835)	—	(381)	—	(58,216)
Net increase in stockholder's equity resulting from operations	—	—		—	25,426	11,640	7,049	44,115
Tax reclassifications related to return of capital distributions (See Note 10)	—	—		9,707	—	(9,707)	—	—

Balance at December 31, 2012	100	$—	(1)	$244,015	$—	$(6,676)	$(9,326)	$228,013
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—		(50)	—	—	—	(50)
Dividends declared	—	—		—	(13,155)	(141)	—	(13,296)
Distribution to New Mountain Guardian AIV, L.P.	—	—		(203,793)	—	14,925	—	(188,868)
Net increase (decrease) in stockholder's equity resulting from operations	—	—		—	13,155	(13,099)	12,554	12,610
Tax reclassifications related to return of capital distributions (See Note 10)	—	—		21,821	—	(21,821)	—	—

Balance at December 31, 2013	100	$—	(1)	$61,993	$—	$(26,812)	$3,228	$38,409

(1)
As of December 31, 2013, December 31, 2012 and December 31, 2011, the par amount of the total common stock was $1.

(2)
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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 12. Earnings Per Share

        The following information sets forth the computation of basic and diluted net increase in NMFC's net assets per share resulting from operations for the year ended December 31, 2013, December 31, 2012 and the period from May 19, 2011 (commencement of operations) to December 31, 2011:

			May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
	2013	2012
Numerator for basic earnings per share:	$61,920	$31,784	$10,331
Denominator for basic weighted average share:	35,092,722	14,860,838	10,697,691

Basic earnings per share:	$1.76	$2.14	$0.97

Numerator for diluted earnings per share(a):	$78,924	$73,996	$11,881
Denominator for diluted weighted average share(b):	44,021,920	34,011,738	30,919,629

Diluted earnings per share:	$1.79	$2.18	$0.38

(a)
Includes the full income at the Operating Company for the period. For the period May 19, 2011 (commencement of operations) to December 31, 2011, NMFC's unrealized appreciation in the Operating Company resulting from the IPO is netted against AIV Holdings' unrealized depreciation in the Operating Company resulting from the IPO.

(b)
Assumes all AIV Holdings units in the Operating Company were exchanged for public shares of NMFC during the years ended December 31, 2013, December 31, 2012 and for the period from May 19, 2011 to December 31, 2011, respectively (see Note 1, Formation and Business Purpose).

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 13. Financial Highlights

        The following information sets forth the financial highlights for the Operating Company for the respective years ended December 31st.

	Years ended December 31,
	2013	2012	2011	2010	2009
Total return based on net asset value(a)	13.27%	16.61%	10.09%	26.54%	76.38%
Average net assets for the period	$630,156	$474,561	$361,031	$245,951	$195,467
Ratio to average net assets:
Net investment income	10.10%	9.53%	10.67%	15.23%	10.44%
Total expenses (gross)	8.64%	9.07%	5.59%	1.59%	0.72%
Total expenses (net of reimbursable expenses)	8.13%	8.55%	4.99%	1.59%	0.72%
Net assets, end of year	$688,516	$569,939	$420,502	$241,927	$239,441
Average debt outstanding—Holdings Credit Facility	$184,124	$133,600	$61,561	$68,343	$65,014
Average debt outstanding—SLF Credit Facility	$214,317	$181,395	$133,825	$27,672	N/A
Weighted average common membership units outstanding for the year	44,021,920	34,011,738	30,919,629 (b)	N/A	N/A
Asset coverage ratio	257.73%	235.31%	242.56%	307.43%	407.98%
Portfolio turnover	40.52%	52.02%	42.13%	76.69%	57.50%

N/A—Not applicable.

(a)
For the years ended December 31, 2013 and December 31, 2012, total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the year ended December 31, 2011, total return is calculated in two parts: (1) from the opening of the first day of the year to NMFC's IPO date, total return is calculated based on net income over weighted average net assets and (2) from NMFC's IPO date to the last day of the year, total return is calculated assuming a purchase at net asset value on NMFC's IPO date and a sale at net asset value on the last day of the year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter. For the years ended December 31, 2010 and December 31, 2009, total return is the ratio of net income compared to capital, adjusted for capital contributions and distributions.

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 13. Financial Highlights (Continued)

	Years ended December 31,		May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Per unit data for the Operating Company(a):
Net asset value, January 1, 2013, January 1, 2012 and May 19, 2011(b), respectively	$14.06	$13.60	$14.08
Net investment income	1.45	1.33	0.78
Net realized and unrealized gains (losses)	0.35	0.84	(0.40)
Dividends from net investment income	(1.48)	(1.71)	(0.86)

Net increase (decrease) in net assets resulting from operations	0.32	0.46	(0.48)
Net asset value, December 31, 2013, December 31, 2012 and December 31, 2011, respectively	$14.38	$14.06	$13.60

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 13. Financial Highlights (Continued)

        The following information sets forth the financial highlights for NMFC for the year ended December 31, 2013, December 31, 2012 and the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

			May 19, 2011 (commencement of operations) to December 31, 2011
	Years ended December 31,
	2013	2012
Per share data(a):
Net asset value, January 1, 2013, January 1, 2012 and May 19, 2011(b), respectively	$14.06	$13.60	$13.50
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	1.45	1.33	0.78
Net realized and unrealized gains (losses)	0.35	0.84	(0.40)

Total net increase	1.80	2.17	0.38
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	—	—	0.58
Dividends declared	(1.48)	(1.71)	(0.86)

Net asset value, December 31, 2013, December 31, 2012 and December 31, 2011, respectively	$14.38	$14.06	$13.60

Per share market value, December 31, 2013, December 31, 2012 and December 31, 2011, respectively	$15.04	$14.90	$13.41

Total return based on market value(c)	11.62%	24.84%	4.16%
Total return based on net asset value(d)	13.27%	16.61%	2.82%
Shares outstanding at end of period	45,224,755	24,326,251	10,697,691
Average weighted shares outstanding for the period	35,092,722	14,860,838	10,697,691
Average net assets for the period	$502,822	$196,312	$147,766
Ratio to average net assets(e):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.13%	8.55%	5.79%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10.10%	9.53%	9.08%

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

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 13. Financial Highlights (Continued)

(c)
For the years ended December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase of common stock at the opening of the first day of the years ended 2013 and 2012, and assuming a purchase of common stock at IPO, respectively, and a sale on the closing of the last day of the respective year. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at prices obtained under NMFC's dividend reinvestment plan.

(d)
Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(e)
Ratio to average net assets for the years ended December 31, 2013 and December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

        The following information sets forth the financial highlights for AIV Holdings for the year ended December 31, 2013, December 31, 2012 and the period May 19, 2011 to December 31, 2011. The ratios to average net assets have been annualized for the period May 19, 2011 to December 31, 2011.

	Years ended December 31,		May 19, 2011 (commencement of operations) to December 31, 2011
	2013	2012
Total return based on net asset value(a)	7.69%	18.04%	(5.44)%
Average net assets for the period	$127,334	$270,081	$279,323
Ratio to average net assets(b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.13%	8.55%	5.79%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	10.10%	9.53%	9.08%

(a)
For the years ended December 31, 2013, December 31, 2012 and for the period May 19, 2011 to December 31, 2011, total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last business day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)
Ratio to average net assets for the years ended December 31, 2013 and December 31, 2012 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 14. Selected Quarterly Financial Data (unaudited)

        The below selected quarterly financial data is for the Operating Company.

  (in thousands except for per unit data)

	Investment Income		Net Investment Income		Total Net Realized Gains and Net Changes in Unrealized Appreciation (Depreciation) of Investments		Net Increase (Decrease) in Capital Resulting from Operations
Quarter Ended	Total	Per Unit	Total	Per Unit	Total	Per Unit	Total	Per Unit
December 31, 2013	$28,645	$0.60	$15,848	$0.33	$3,213	$0.07	$19,061	$0.40
September 30, 2013	25,793	0.57	12,659	0.29	7,819	0.17	20,478	0.46
June 30, 2013	35,156	0.82	23,543	0.55	(8,719)	(0.21)	14,824	0.34
March 31, 2013	25,318	0.62	11,627	0.28	12,934	0.32	24,561	0.60
December 31, 2012	$24,713	$0.65	$13,522	$0.36	$3,478	$0.09	$17,000	$0.45
September 30, 2012	21,752	0.60	10,136	0.28	12,109	0.34	22,245	0.62
June 30, 2012	20,299	0.66	11,646	0.38	(561)	(0.02)	11,085	0.36
March 31, 2012	19,022	0.62	9,913	0.32	13,754	0.45	23,667	0.77
December 31, 2011	$17,127	$0.55	$9,540	$0.31	$8,317	$0.27	$17,857	$0.58
September 30, 2011	15,069	0.49	10,002	0.32	(21,255)	(0.68)	(11,253)	(0.36)
June 30, 2011	13,116	0.42	9,554	0.31	(899)	(0.03)	8,655	0.28
March 31, 2011	11,212	N/A	9,429	N/A	6,990	N/A	16,419	N/A
December 31, 2010	$9,820	N/A	$8,335	N/A	$7,978	N/A	$16,313	N/A
September 30, 2010	13,881	N/A	13,145	N/A	5,560	N/A	18,705	N/A
June 30, 2010	8,597	N/A	7,777	N/A	(5,349)	N/A	2,428	N/A
March 31, 2010	9,077	N/A	8,208	N/A	18,138	N/A	26,346	N/A
December 31, 2009	$7,617	N/A	$6,617	N/A	$1,617	N/A	$8,234	N/A
September 30, 2009	6,148	N/A	6,030	N/A	33,709	N/A	39,739	N/A
June 30, 2009	5,092	N/A	4,877	N/A	42,562	N/A	47,439	N/A
March 31, 2009	2,910	N/A	2,883	N/A	27,385	N/A	30,268	N/A

N/A—Not applicable, as the Operating Company was not unitized until May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 14. Selected Quarterly Financial Data (unaudited) (Continued)

        The below selected quarterly financial data is for NMFC.

  (in thousands except for per share data)

	Net Investment Income allocated from the Operating Company		Total Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets Resulting from Operations
Quarter Ended	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2013	$14,826	$0.33	$3,119	$0.07	$17,945	$0.40
September 30, 2013	10,803	0.29	6,664	0.17	17,467	0.46
June 30, 2013	17,674	0.55	(6,682)	(0.21)	10,992	0.34
March 31, 2013	7,218	0.28	8,298	0.33	15,516	0.61
December 31, 2012	$7,759	$0.36	$2,047	$0.09	$9,806	$0.45
September 30, 2012	4,574	0.28	5,381	0.34	9,955	0.62
June 30, 2012	4,029	0.38	(194)	(0.02)	3,835	0.36
March 31, 2012	3,430	0.32	4,758	0.45	8,188	0.77
December 31, 2011	$3,301	$0.31	$2,877	$0.27	$6,178	$0.58
September 30, 2011	3,460	0.32	(7,353)	(0.68)	(3,893)	(0.36)
June 30, 2011	1,584	0.15	6,462	0.60	8,046	0.75
March 31, 2011	N/A	N/A	N/A	N/A	N/A	N/A

N/A—Not applicable, as NMFC did not commence operations until May 19, 2011.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 14. Selected Quarterly Financial Data (unaudited) (Continued)

        The below selected quarterly financial data is for AIV Holdings.

  (in thousands)

Quarter Ended	Net Investment Income allocated from the Operating Company	Total Net Realized and Unrealized Gains (Losses)	Net Increase (Decrease) in Net Assets Resulting from Operations
December 31, 2013	$1,022	$(1,614)	$(592)
September 30, 2013	1,855	1,156	3,011
June 30, 2013	5,869	(3,078)	2,791
March 31, 2013	4,409	2,991	7,400
December 31, 2012	$5,764	$1,431	$7,195
September 30, 2012	5,562	8,630	14,192
June 30, 2012	7,617	(367)	7,250
March 31, 2012	6,483	8,995	15,478
December 31, 2011	$6,240	$5,439	$11,679
September 30, 2011	6,542	(13,902)	(7,360)
June 30, 2011	2,994	(5,755)	(2,761)
March 31, 2011	N/A	N/A	N/A

N/A—Not applicable, as AIV Holdings did not commence operations until May 19, 2011.

Note 15. Recent Accounting Standards Updates

        In June 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements ("ASU 2013-08"), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have a material impact on the Companies' financial statements.

Note 16. Subsequent Events

        On January 27, 2014, NMFC announced that the U.S. Small Business Administration ("SBA") issued a "green light" letter inviting NMFC to continue its application process to obtain a license to form and operate a Small Business Investment Company ("SBIC") subsidiary. If approved, a SBIC license would provide NMFC with an incremental source of attractive long-term capital.

        Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SBIC license, and NMFC has received no assurance or indication from the SBA

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,
the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation (Continued)

December 31, 2013

(in thousands, except units/shares and per unit/share data)

Note 16. Subsequent Events (Continued)

that it will receive a SBIC license, or of the timeframe in which it would receive a license, should one ultimately be granted.

        On February 3, 2014, NMFC completed an underwritten secondary public offering of 2,325,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.70 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 346,938 shares of NMFC's common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 346,938 shares of common stock. NMFC did not receive any proceeds from the sale of shares of NMFC's common stock by AIV Holdings. The Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. As of February 3, 2014, AIV Holdings no longer owns any units of the Operating Company and NMFC owns 100.0% of the outstanding units of the Operating Company. As a result, the Companies' current organizational structure may be collapsed or simplified in the future.

        On March 4, 2014, the Operating Company's board of directors, and subsequently NMFC's board of directors, declared a first quarter 2014 distribution of $0.34 per unit/share payable on March 31, 2014 to holders of record as of March 17, 2014.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        As of December 31, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

        Management performed an assessment of the effectiveness of the Companies' internal control over financial reporting as of December 31, 2013 based upon the criteria in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that the Companies' internal control over financial reporting was effective as of December 31, 2013.

(c) Attestation Report of the Registered Public Accounting Firm.

        Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on New Mountain Finance Corporation's internal control over financial reporting, which is set forth on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
New Mountain Finance Corporation
New York, New York

        We have audited the internal control over financial reporting of New Mountain Finance Corporation (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, as of December 31, 2013, and the related statements of operations, changes in net assets and cash flows and the financial highlights for the year then ended of the Company and our report dated March 5, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 5, 2014

(d)   Changes in Internal Controls Over Financial Reporting

        Management has not identified any change in the Companies' internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Companies' internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

        The terms "we", "us", "our" and the "Companies" refers to the collective: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

        We will file a definitive Joint Proxy Statement for the Companies' 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 11.    Executive Compensation

        The information required by Item 11 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 12 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is hereby incorporated by reference from the definitive Joint Proxy Statement relating to the Companies' 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Companies' fiscal year.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Documents Filed as Part of this Report

        The following financial statements are set forth in Item 8:

New Mountain Finance Holdings, L.L.C.
Consolidated Statements of Assets, Liabilities and Members' Capital as of December 31, 2013 and December 31, 2012	102
Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	103
Consolidated Statements of Changes in Members' Capital for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	104
Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	105
Consolidated Schedule of Investments as of December 31, 2013	106
Consolidated Schedule of Investments as of December 31, 2012	113
New Mountain Finance Corporation
Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	118
Statements of Operations for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	119
Statements of Changes in Net Assets for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	120
Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	121
New Mountain Finance AIV Holdings Corporation
Statements of Assets and Liabilities as of December 31, 2013 and December 31, 2012	122
Statements of Operations for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	123
Statements of Changes in Net Assets for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	124
Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and from May 19, 2011 (commencement of operations) to December 31, 2011	125
Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	126

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
10.7
Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)
10.8
First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)
10.9
Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)
10.10
Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)
10.11
Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(11)
10.12
Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(12)
10.13
Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(13)
10.14
Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(15)
10.15
Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(16)
10.16
Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, As Administrative Agent and Wells Fargo Bank, N.A., as Lender(17)
10.17
Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Collateral Custodian(1)

Exhibit Number	Description
10.18	First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)
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
10.22	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)
10.23	Ninth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(11)
10.24	Tenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(12)
10.25	Eleventh Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(13)
10.26	Twelfth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(14)
10.27
Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)
10.28	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(1)
10.29	Form of Amended and Restated Investment Advisory and Management Agreement(10)
10.30	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)
10.31	Amended and Restated Administration Agreement(8)
10.32	Form of Trademark License Agreement(1)
10.33	Amendment No. 1 to Trademark License Agreement(8)
10.34	Form of Registration Rights Agreement(1)

Exhibit Number	Description
10.35	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)
10.36	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)
10.37	Dividend Reinvestment Plan(4)
11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the combined notes to the financial statements contained in this report)
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
NMF Ancora Holdings, Inc.—Delaware
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

(8)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on November 14, 2011.

(9)
Previously filed in connection with New Mountain Finance AIV Holdings Corporation's report on Form 8-K filed on February 29, 2012.

(10)
Previously filed as Annex A to New Mountain Finance Corporation's, New Mountain Finance Holdings, L.L.C.'s and New Mountain Finance AIV Holdings Corporation's joint definitive proxy statement on Schedule 14A filed on March 28, 2012.

(11)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on May 8, 2012.

(12)
Previously filed in connection with New Mountain Finance Corporation's quarterly report on Form 10-Q filed on August 8, 2012.

(13)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on December 21, 2012.

(14)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on March 13, 2013.

(15)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on April 1, 2013.

(16)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on June 26, 2013.

(17)
Previously filed in connection with New Mountain Finance Holdings, L.L.C.'s report on Form 8-K filed on October 29, 2013.

(c)   Financial Statement Schedules

        No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2014.

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

	SIGNATURE	TITLE	DATE

By:	/s/ ROBERT A. HAMWEE Robert A. Hamwee	Chief Executive Officer (Principal Executive Officer)	March 5, 2014
By:	/s/ DAVID M. CORDOVA David M. Cordova	Chief Financial Officer and Treasurer	March 5, 2014
By:	/s/ STEVEN B. KLINSKY Steven B. Klinsky	Chairman of the Board, Director	March 5, 2014
By:	/s/ ADAM B. WEINSTEIN Adam B. Weinstein	Executive Vice President, Chief Administrative Officer and Director	March 5, 2014
By:	/s/ ALFRED F. HURLEY, JR. Alfred F. Hurley, Jr.	Director	March 5, 2014
By:	/s/ DAVID MALPASS David Malpass	Director	March 5, 2014

	SIGNATURE	TITLE	DATE

By:	/s/ DAVID OGENS David Ogens	Director	March 5, 2014
By:	/s/ KURT J. WOLFGRUBER Kurt J. Wolfgruber	Director	March 5, 2014