Form 10-Q
period 2014-03-31
New Mountain Finance Holdings, L.L.C.; New Mountain Finance Corp
filed 2014-05-07
CIK 1491925, 1496099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2014

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

New Mountain Finance Holdings, L.L.C.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐
New Mountain Finance Corporation	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

New Mountain Finance Holdings, L.L.C.	Yes ☐ No ☒
New Mountain Finance Corporation	Yes ☐ No ☒

Registrants	Description	Shares / Units as of May 7, 2014
New Mountain Finance Holdings, L.L.C.	Common membership units	51,993,000
New Mountain Finance Corporation	Common stock, $0.01 par value	51,993,000

This combined Form 10-Q is filed separately by two registrants: New Mountain Finance Holdings, L.L.C. and New Mountain Finance Corporation (collectively, the “New Mountain Finance Registrant(s)” or the “Registrant(s)”). Information contained herein relating to any New Mountain Finance Registrant is filed by such registrant solely on its own behalf. Each New Mountain Finance Registrant makes no representation as to information relating exclusively to the other registrants.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

		PAGE

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	New Mountain Finance Holdings, L.L.C.
	Consolidated Statements of Assets, Liabilities and Members’ Capital as of March 31, 2014 (unaudited) and December 31, 2013	3
	Consolidated Statements of Operations for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	4
	Consolidated Statements of Changes in Members’ Capital for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2014 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2013	13
	New Mountain Finance Corporation
	Statements of Assets and Liabilities as of March 31, 2014 (unaudited) and December 31, 2013	20
	Statements of Operations for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	21
	Statements of Changes in Net Assets for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	22
	Statements of Cash Flows for the three months ended March 31, 2014 (unaudited) and March 31, 2013 (unaudited)	23
	New Mountain Finance AIV Holdings Corporation
	Statements of Assets and Liabilities as of January 29, 2014 (end of operations) (unaudited) and December 31, 2013	24
	Statements of Operations from January 1, 2014 to January 29, 2014 (end of operations) (unaudited) and for the three months ended March 31, 2013 (unaudited)	25
	Statements of Changes in Net Assets from January 1, 2014 to January 29, 2014 (end of operations) (unaudited) and for the three months ended March 31, 2013 (unaudited)	26
	Statements of Cash Flows from January 1, 2014 to January 29, 2014 (end of operations) (unaudited) and for the three months ended March 31, 2013 (unaudited)	27

	Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C., the Financial Statements of New Mountain Finance Corporation and the Financial Statements of New Mountain Finance AIV Holdings Corporation	28

	Report of Independent Registered Public Accounting Firm	52

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	73

PART II. OTHER INFORMATION		73

Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	74
Item 5.	Other Information	74
Item 6.	Exhibits	74
	Signatures	79

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Assets, Liabilities and Members’ Capital

(in thousands, except units and per unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investments at fair value (cost of $1,153,821 and $1,094,080, respectively)	$1,180,206	$1,115,651
Cash and cash equivalents	13,327	14,981
Interest and dividend receivable	12,049	10,531
Receivable from unsettled securities sold	7,418	—
Deferred credit facility costs (net of accumulated amortization of $3,980 and $3,562, respectively)	4,361	4,727
Receivable from affiliate	383	459
Other assets	1,660	1,492
Total assets	$1,219,404	$1,147,841
Liabilities
Holdings Credit Facility	271,825	221,849
SLF Credit Facility	215,000	214,668
Payable for unsettled securities purchased	15,175	3,690
Capital gains incentive fee payable	8,050	7,636
Incentive fee payable	4,443	4,104
Management fee payable	4,176	3,856
Interest payable	937	814
Payable to affiliate	10	80
Other liabilities	2,640	2,628
Total liabilities	522,256	459,325
Members’ Capital	697,148	688,516
Total liabilities and members’ capital	$1,219,404	$1,147,841
Outstanding common membership units	47,968,000	47,896,693
Capital per unit	$14.53	$14.38

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Operations

(in thousands)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Investment income

Interest income	$28,139	$25,043
Dividend income	2,095	—
Other income	684	275
Total investment income	30,918	25,318

Expenses

Incentive fee	4,443	3,458
Capital gains incentive fee	1,527	2,682
Total incentive fee	5,970	6,140
Management fee	4,176	3,568
Interest and other credit facility expenses	3,413	3,071
Professional fees	862	572
Administrative expenses	596	759
Other general and administrative expenses	390	410
Total expenses	15,407	14,520
Less: expenses waived and reimbursed (See Note 5)	(774)	(829)
Net expenses	14,633	13,691
Net investment income	16,285	11,627

Net realized gains on investments	2,780	1,044
Net change in unrealized appreciation (depreciation) of investments	4,814	11,890
Net increase in members’ capital resulting from operations	$23,879	$24,561

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Changes in Members’ Capital

(in thousands)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Increase in members’ capital resulting from operations:
Net investment income	$16,285	$11,627
Net realized gains on investments	2,780	1,044
Net change in unrealized appreciation (depreciation) of investments	4,814	11,890
Net increase in members’ capital resulting from operations	23,879	24,561
Net contributions	—	28,400
Dividends declared	(16,285)	(13,797)
Offering costs	—	(75)
Reinvestment of dividends	1,038	1,450
Net increase in members’ capital	8,632	40,539
Members’ capital at beginning of period	688,516	569,939
Members’ capital at end of period	$697,148	$610,478

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net increase in members’ capital resulting from operations	$23,879	$24,561
Adjustments to reconcile net (increase) decrease in members’ capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on investments	(2,780)	(1,044)
Net change in unrealized (appreciation) depreciation of investments	(4,814)	(11,890)
Amortization of purchase discount	(712)	(1,103)
Amortization of deferred credit facility costs	418	357
Non-cash interest income	(573)	(114)
(Increase) decrease in operating assets:
Purchase of investments	(158,292)	(112,005)
Proceeds from sales and paydowns of investments	102,436	85,110
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	126	—
Cash paid for purchase of drawn portion of revolving credit or delayed draw facilities	(516)	—
Cash repayments on drawn revolvers	570	—
Interest and dividend receivable	(1,518)	(3,209)
Receivable from unsettled securities sold	(7,418)	9,962
Receivable from affiliate	76	39
Other assets	(168)	(157)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	11,485	(9,700)
Capital gains incentive fee payable	414	2,682
Incentive fee payable	339	68
Management fee payable	320	346
Interest payable	123	98
Payable to affiliate	(70)	5
Other liabilities	56	238
Net cash flows used in operating activities	(36,619)	(15,756)
Cash flows from financing activities
Net contributions	—	28,400
Dividends paid	(15,247)	(18,023)
Offering costs paid	(78)	(224)
Proceeds from Holdings Credit Facility	93,076	65,425
Repayment of Holdings Credit Facility	(43,100)	(57,200)
Proceeds from SLF Credit Facility	332	3,238
Repayment of SLF Credit Facility	—	(2,500)
Deferred credit facility costs paid	(18)	(234)
Net cash flows provided by financing activities	34,965	18,882
Net (decrease) increase in cash and cash equivalents	(1,654)	3,126
Cash and cash equivalents at the beginning of the period	14,981	12,752
Cash and cash equivalents at the end of the period	$13,327	$15,878
Supplemental disclosure of cash flow information
Interest paid	$2,714	$2,545
Non-cash financing activities:
Dividends declared and payable	$—	$5,516
Value of members’ capital issued in connection with dividend reinvestment plan	1,038	1,450
Accrual for offering costs	690	828
Accrual for deferred credit facility costs	55	64

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments

March 31, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Funded Debt Investments - Australia
Project Sunshine IV Pty Ltd**
Media	First lien (2)	8.00% (Base Rate + 7.00%)	2/28/2019	$12,500	$12,377	$12,656	1.82%
Total Funded Debt Investments - Australia				$12,500	$12,377	$12,656	1.82%
Funded Debt Investments - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Stratus Technologies Bermuda Ltd. / Stratus Technologies, Inc.
Information Technology	First lien (2)(7)	12.00%	3/29/2015	$6,497	$6,385	$7,244	1.04%
Total Funded Debt Investments - Bermuda				$6,497	$6,385	$7,244	1.04%
Funded Debt Investments - Cayman Islands
Pinnacle Holdco S.à r.l. / Pinnacle (US) Acquisition Co Limited**
Software	Second lien (2)	10.50% (Base Rate + 9.25%)	7/30/2020	$35,000	$34,537	$35,613	5.11%
Total Funded Debt Investments - Cayman Islands				$35,000	$34,537	$35,613	5.11%
Funded Debt Investments - United States
McGraw-Hill Global Education Holdings, LLC
Education	First lien (2)	9.75%	4/1/2021	$24,500	$24,351	$27,930
	First lien (3)	5.75% (Base Rate + 4.75%)	3/22/2019	14,963	14,574	15,086
				39,463	38,925	43,016	6.17%
Deltek, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	10/10/2019	41,000	40,979	41,820	6.00%
Global Knowledge Training LLC
Education	Second lien (2)	11.00% (Base Rate + 9.75%)	10/21/2018	41,450	41,088	41,650	5.97%
Novell, Inc. (fka Attachmate Corporation, NetIQ Corporation)
Software	First lien (3)	7.25% (Base Rate + 5.75%)	11/22/2017	6,514	6,422	6,571
	Second lien (2)	11.00% (Base Rate + 9.50%)	11/22/2018	33,321	32,832	33,383
				39,835	39,254	39,954	5.73%
Kronos Incorporated
Software	Second lien (2)	9.75% (Base Rate + 8.50%)	4/30/2020	37,641	37,332	39,084	5.61%
UniTek Global Services, Inc.
Business Services	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	26,584	25,750	25,291
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	6,436	6,234	6,123
	First lien (2)	15.00% (Base Rate + 9.50% + 4.00% PIK)*	4/15/2018	5,350	5,182	5,090
				38,370	37,166	36,504	5.24%
SRA International, Inc.
Federal Services	First lien (2)	6.50% (Base Rate + 5.25%)	7/20/2018	34,750	33,835	34,923	5.01%
YP Holdings LLC (8)
YP LLC
Media	First lien (2)	8.03% (Base Rate + 6.72%)	6/4/2018	34,096	33,677	34,459	4.94%
Edmentum, Inc.(fka Plato, Inc.)
Education	Second lien (2)	11.25% (Base Rate + 9.75%)	5/17/2019	31,150	30,703	31,462	4.51%
Rocket Software, Inc.
Software	Second lien (2)	10.25% (Base Rate + 8.75%)	2/8/2019	30,875	30,739	31,081	4.46%
Tolt Solutions, Inc. (13)
Business Services	First lien (2)	7.00% (Base Rate + 6.00%)	3/7/2019	15,000	15,000	15,000
	First lien (2)	12.00% (Base Rate + 11.00%)	3/7/2019	15,000	15,000	15,000
				30,000	30,000	30,000	4.30%
JHCI Acquisition, Inc.
Distribution & Logistics	First lien (3)	7.00% (Base Rate + 5.75%)	7/11/2019	19,123	18,863	19,553
	Second lien (2)	11.00% (Base Rate + 9.75%)	7/11/2020	10,000	9,721	10,013
				29,123	28,584	29,566	4.24%
CompassLearning, Inc. (12)
Education	First lien (2)	8.00% (Base Rate + 6.75%)	11/26/2018	30,000	29,293	29,250	4.20%
Transtar Holding Company
Distribution & Logistics	Second lien (2)	10.00% (Base Rate + 8.75%)	10/9/2019	28,300	27,859	28,017	4.02%
KeyPoint Government Solutions, Inc.
Federal Services	First lien (3)	7.25% (Base Rate + 6.00%)	11/13/2017	19,918	19,538	19,719
	First lien (2)	7.25% (Base Rate + 6.00%)	11/13/2017	6,607	6,514	6,541
				26,525	26,052	26,260	3.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Meritas Schools Holdings, LLC
Education	First lien (3)	7.00% (Base Rate + 5.75%)	6/25/2019	$19,900	$19,722	$20,049
	First lien (2)	7.00% (Base Rate + 5.75%)	6/25/2019	5,905	5,853	5,950
				25,805	25,575	25,999	3.73%
Sierra Hamilton LLC / Sierra Hamilton Finance, Inc.
Energy	First lien (2)	12.25%	12/15/2018	25,000	25,000	25,688	3.68%
Permian Tank & Manufacturing, Inc.
Energy	First lien (2)	10.50%	1/15/2018	24,500	24,742	25,051	3.59%
Aderant North America, Inc.
Software	Second lien (2)	10.00% (Base Rate + 8.75%)	6/20/2019	24,000	23,742	24,479	3.51%
McGraw-Hill School Education Holdings, LLC
Education	First lien (3)	6.25% (Base Rate + 5.00%)	12/18/2019	19,950	19,757	20,115
	First lien (2)	6.25% (Base Rate + 5.00%)	12/18/2019	1,995	1,976	2,011
				21,945	21,733	22,126	3.17%
Aspen Dental Management, Inc.
Healthcare Services	First lien (3)	7.00% (Base Rate + 5.50%)	10/6/2016	21,023	20,791	21,089	3.03%
LM U.S. Member LLC (and LM U.S. Corp Acquisition Inc.)
Business Services	Second lien (3)	9.50% (Base Rate + 8.25%)	10/26/2020	20,000	19,739	20,363	2.92%
American Pacific Corporation**
Specialty Chemicals and Materials	First lien (3)	7.00% (Base Rate + 6.00%)	2/27/2019	16,000	15,881	16,180
	First lien (2)	7.00% (Base Rate + 6.00%)	2/27/2019	4,000	3,970	4,045
				20,000	19,851	20,225	2.90%
First American Payment Systems, L.P.
Business Services	Second lien (3)	10.75% (Base Rate + 9.50%)	4/12/2019	20,000	19,667	20,200	2.90%
Envision Acquisition Company, LLC
Healthcare Services	Second lien (2)	9.75% (Base Rate + 8.75%)	11/4/2021	20,000	19,613	20,150	2.89%
ARSloane Acquisition, LLC
Business Services	First lien (3)	7.50% (Base Rate + 6.25%)	10/1/2019	19,900	19,714	20,037	2.87%
Distribution International, Inc.
Distribution & Logistics	First lien (2)	7.50% (Base Rate + 6.50%)	7/16/2019	19,850	19,491	19,899	2.85%
eResearchTechnology, Inc.
Healthcare Services	First lien (3)	6.00% (Base Rate + 4.75%)	5/2/2018	19,701	19,034	19,824	2.84%
Insight Pharmaceuticals LLC
Healthcare Products	Second lien (3)	13.25% (Base Rate + 11.75%)	8/25/2017	19,310	18,799	19,117	2.74%
Acrisure, LLC
Business Services	Second lien (2)	11.50% (Base Rate + 10.50%)	3/9/2020	17,675	17,500	17,498	2.51%
St. George’s University Scholastic Services LLC
Education	First lien (3)	8.50% (Base Rate + 7.00%)	12/20/2017	15,939	15,689	16,078	2.31%
MailSouth, Inc.
Media	First lien (3)	6.76% (Base Rate + 4.96%)	12/14/2016	17,723	16,884	15,951	2.29%
Ascend Learning, LLC
Education	First lien (3)	6.00% (Base Rate + 5.00%)	7/31/2019	14,963	14,889	15,187	2.18%
Confie Seguros Holding II Co.
Consumer Services	Second lien (3)	10.25% (Base Rate + 9.00%)	5/8/2019	14,886	14,766	15,016	2.15%
Smile Brands Group Inc.
Healthcare Services	First lien (3)	7.50% (Base Rate + 6.25%)	8/16/2019	14,428	14,240	14,495	2.08%
Brock Holdings III, Inc.
Industrial Services	Second lien (2)	10.00% (Base Rate + 8.25%)	3/16/2018	14,000	13,843	14,224	2.04%
Vision Solutions, Inc.
Software	Second lien (2)	9.50% (Base Rate + 8.00%)	7/23/2017	14,000	13,957	14,140	2.03%
Packaging Coordinators, Inc. (10)
Healthcare Products	Second lien (2)	9.50% (Base Rate + 8.25%)	11/10/2020	14,000	13,872	14,100	2.02%
Asurion, LLC (fka Asurion Corporation)
Business Services	Second lien (2)	8.50% (Base Rate + 7.50%)	3/3/2021	10,000	9,851	10,348	1.48%
Vertafore, Inc.
Software	Second lien (2)	9.75% (Base Rate + 8.25%)	10/27/2017	10,000	9,941	10,216	1.47%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members’ Capital

Vitera Healthcare Solutions, LLC
Software	First lien (3)	6.00% (Base Rate + 5.00%)	11/4/2020	$1,995	$1,976	$1,991
	Second lien (3)	9.25% (Base Rate + 8.25%)	11/4/2021	7,000	6,899	7,105
				8,995	8,875	9,096	1.30%
Sotera Defense Solutions, Inc. (Global Defense Technology & Systems, Inc.)
Federal Services	First lien (3)	7.50% (Base Rate + 6.00%)	4/21/2017	10,287	10,185	9,027	1.30%
Harley Marine Services, Inc.
Distribution & Logistics	Second lien (3)	10.50% (Base Rate + 9.25%)	12/20/2019	9,000	8,826	8,910	1.28%
Virtual Radiologic Corporation
Healthcare Information Technology	First lien (3)	7.25% (Base Rate + 5.50%)	12/22/2016	13,528	13,429	8,455	1.21%
Physio-Control International, Inc.
Healthcare Products	First lien (3)	9.88%	1/15/2019	6,651	6,651	7,499	1.08%
Alion Science and Technology Corporation
Federal Services	First lien (2)(7)	12.00% (10.00% + 2.00% PIK)*	11/1/2014	6,447	6,378	6,365	0.91%
Immucor, Inc.
Healthcare Services	Subordinated (3)(7)	11.13%	8/15/2019	3,000	2,962	3,405
	Subordinated (2)(7)	11.13%	8/15/2019	2,000	1,988	2,270
				5,000	4,950	5,675	0.82%
Learning Care Group (US), Inc.
Education	Subordinated (2)	15.00% PIK*	5/8/2020	4,371	4,228	4,371
	Subordinated (2)	15.00% PIK*	5/8/2020	800	745	800
				5,171	4,973	5,171	0.74%
Education Management LLC**
Education	First lien (3)	8.25% (Base Rate + 7.00%)	3/30/2018	4,990	4,881	4,665	0.67%
GCA Services Group, Inc.
Business Services	Second lien (2)	9.25% (Base Rate + 8.00%)	11/1/2020	4,000	3,965	4,059	0.58%
CRC Health Corporation
Healthcare Services	Second lien (2)	9.00% (Base Rate + 8.00%)	9/28/2021	4,000	3,920	3,920	0.56%
Sophia Holding Finance LP / Sophia Holding Finance Inc.
Software	Subordinated (2)	9.63%	12/1/2018	3,500	3,503	3,684	0.53%
Synarc-Biocore Holdings, LLC
Healthcare Services	Second lien (2)	9.25% (Base Rate + 8.25%)	3/10/2022	2,500	2,475	2,475	0.36%
ATI Acquisition Company (fka Ability Acquisition, Inc.) (11)
Education	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	1,665	1,434	233
	First lien (2)	17.25% (Base Rate + 10.00% + 4.00% PIK) (5)*	6/30/2012 - Past Due	103	94	103
				1,768	1,528	336	0.05%
Total Funded Debt Investments - United States				$1,057,063	$1,042,948	$1,057,883	151.74%
Total Funded Debt Investments				$1,111,060	$1,096,247	$1,113,396	159.71%
Equity - Bermuda
Stratus Technologies Bermuda Holdings Ltd.(4)**
Information Technology	Ordinary shares (2)	—	—	156,247	$65	$33
	Preferred shares (2)	—	—	35,558	15	8
					80	41	0.01%
Total Shares - Bermuda					$80	$41	0.01%
Equity - United States
Crowley Holdings Preferred, LLC
Distribution & Logistics	Preferred shares (2)	12.00% (10.00% + 2.00% PIK)*	—	35,191	$35,191	$35,191	5.04%
Black Elk Energy Offshore Operations, LLC
Energy	Preferred shares (2)	17.00%	—	20,000,000	20,000	20,000	2.87%
Global Knowledge Training LLC
Education	Ordinary shares (2)	—	—	2	—	3
	Preferred shares (2)	—	—	2,423	—	3,809
					—	3,812	0.55%
Packaging Coordinators, Inc. (10)
Packaging Coordinators Holdings, LLC
Healthcare Products	Ordinary shares (2)	—	—	19,427	636	755	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2014
(in thousands, except shares)

(unaudited)

Portfolio Company, Location and Industry(1)	Type of Investment	Interest Rate	Maturity Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Members’ Capital

Ancora Acquisition LLC (11)
Education	Preferred shares (2)	—	—	372		$83	$83	0.01%
Total Shares - United States						$55,910	$59,841	8.58%
Total Shares						$55,990	$59,882	8.59%
Warrants - United States
Learning Care Group (US), Inc.
Education	Warrants (2)	—	—	844		$194	$561
	Warrants (2)	—	—	3,589		61	2,384
						255	2,945	0.42%
YP Holdings LLC (8)
YP Equity Investors LLC
Media	Warrants (2)	—	—	5		—	2,105	0.30%
UniTek Global Services, Inc.
Business Services	Warrants (2)	—	—	1,014,451	(6)	1,449	1,867	0.27%
Storapod Holding Company, Inc.
Consumer Services	Warrants (2)	—	—	360,129		156	530	0.08%
Alion Science and Technology Corporation
Federal Services	Warrants (2)	—	—	6,000		293	94	0.01%
Ancora Acquisition LLC (11)
Education	Warrants (2)	—	—	20		—	—	0.00%
Total Warrants - United States						$2,153	$7,541	1.08%
Total Funded Investments						$1,154,390	$1,180,819	169.38%
Unfunded Debt Investments - United States
MailSouth, Inc.
Media	First lien (2)(9) - Undrawn	—	12/14/2015	$1,900		$(181)	$(266)	(0.04)%
Aspen Dental Management, Inc.
Healthcare Services	First lien (2)(9) - Undrawn	—	4/6/2016	5,000		(388)	(347)	(0.05)%
Total Unfunded Debt Investments				$6,900		$(569)	$(613)	(0.09)%
Total Investments						$1,153,821	$1,180,206	169.29%

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

(2)                                     Investment is pledged as collateral for the Holdings Credit Facility, a revolving credit facility among the Operating Company as the Borrower and Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, NA, as the Collateral Custodian. See Note 7, Borrowing Facilities, for details.

(3)                                     Investment is pledged as collateral for the SLF Credit Facility, a revolving credit facility among New Mountain Finance SPV Funding, L.L.C. as the Borrower, the Operating Company as the Collateral Administrator, Wells Fargo Securities, L.L.C. as the Administrative Agent, and Wells Fargo Bank, NA, as the Collateral Custodian. See Note 7, Borrowing Facilities, for details.

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

(6)                                     The Operating Company holds 1,014,451 warrants in UniTek Global Services, Inc., which represents a 4.41% equity ownership on a fully diluted basis.

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

March 31, 2014

(unaudited)

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

(13)                                The Operating Company holds two first lien investments in Tolt Solutions, Inc. The credit investment with an interest rate at base rate + 6.00% is structured as a first lien first out credit investment. The credit investment with an interest rate at base rate + 11.00% is structured as a first lien last out credit investment.

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

New Mountain Finance Holdings, L.L.C.

Consolidated Schedule of Investments (Continued)

March 31, 2014
(unaudited)

March 31, 2014
Investment Type	Percent of Total Investments at Fair Value
First lien	49.13%
Second lien	43.93%
Subordinated	1.23%
Equity and other	5.71%
Total investments	100.00%

March 31, 2014
Industry Type	Percent of Total Investments at Fair Value
Software	21.11%
Education	20.49%
Business Services	13.63%
Distribution & Logistics	10.30%
Healthcare Services	7.40%
Federal Services	6.50%
Energy	5.99%
Media	5.50%
Healthcare Products	3.51%
Specialty Chemicals and Materials	1.71%
Consumer Services	1.32%
Industrial Services	1.20%
Healthcare Information Technology	0.72%
Information Technology	0.62%
Total investments	100.00%

March 31, 2014
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	85.64%
Fixed rates	14.36%
Total investments	100.00%

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
St. George’s University Scholastic Services LLC
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

(10)                                .The Operating Company holds investments in Packaging Coordinators, Inc. and one related entity of Packaging Coordinators, Inc. The Operating Company has a credit investment in Packaging Coordinators, Inc. and holds ordinary equity in Packaging Coordinators Holdings, LLC, a wholly- owned subsidiary of Packaging Coordinators, Inc

(11)                                The Operating Company holds investments in ATI Acquisition Company and Ancora Acquisition LLC. The Operating Company has credit investments in ATI Acquisition Company and preferred equity and warrants to purchase units of common membership interests of Ancora Acquisition LLC. The Operating Company received its investments in Ancora Acquisition LLC as a result of its investments in ATI Acquisition Company.

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

New Mountain Finance Corporation

Statements of Assets and Liabilities

(in thousands, except shares and per share data)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $673,713 and $633,835, respectively)	$697,148	$650,107
Total assets	$697,148	$650,107
Liabilities
Dividends payable	—	—
Total liabilities	—	—
Net assets
Preferred stock, par value $0.01 per share, 2,000,000 authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000,000 shares authorized, and 47,968,000 and 45,224,755 shares issued and outstanding, respectively	480	452
Paid in capital in excess of par	673,233	633,383
Accumulated undistributed net realized gains	7,537	5,056
Net unrealized appreciation	15,898	11,216
Total net assets	$697,148	$650,107
Total liabilities and net assets	$697,148	$650,107
Number of shares outstanding	47,968,000	45,224,755
Net asset value per share	$14.53	$14.38

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Operations

(in thousands, except shares and per share data)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$27,668	$15,496
Dividend income	2,089	—
Other income	682	185
Total expenses	(14,381)	(8,463)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	16,058	7,218
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	2,708	686
Net change in unrealized appreciation (depreciation) of investments	4,682	7,643
Net realized and unrealized gain allocated from New Mountain Finance Holdings, L.L.C.	7,390	8,329
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	23,448	15,547
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	—	(31)
Net increase in net assets resulting from operations	$23,448	$15,516
Basic earnings per share	$0.50	$0.61
Weighted average shares of common stock outstanding—basic (See Note 11)	47,066,216	25,267,118
Diluted earnings per share	$0.50	$0.60
Weighted average shares of common stock outstanding—diluted (See Note 11)	47,897,485	40,835,723

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$16,058	$7,218
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	2,708	686
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	4,682	7,643
Net change in unrealized (depreciation) appreciation of investment in New Mountain Finance Holdings, L.L.C.	—	(31)
Total net increase in net assets resulting from operations	23,448	15,516
Capital transactions
Net proceeds from shares sold	—	28,400
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(55)
Value of shares issued for exchanged units	38,840	69,450
Dividends declared	(16,285)	(8,281)
Reinvestment of dividends	1,038	1,450
Total net increase in net assets resulting from capital transactions	23,593	90,964
Net increase in net assets	47,041	106,480
Net assets at beginning of period	650,107	341,926
Net assets at end of period	$697,148	$448,406

The accompanying notes are an integral part of these financial statements.

New Mountain Finance Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,448	$15,516
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(16,058)	(7,218)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(7,390)	(8,329)
Net change in unrealized depreciation (appreciation) of investment in New Mountain Finance Holdings, L.L.C.	—	31
(Increase) decrease in operating assets:
Purchase of investment	—	(28,400)
Distributions from New Mountain Finance Holdings, L.L.C.	15,247	10,236
Net cash flows provided by (used in) operating activities	15,247	(18,164)
Cash flows from financing activities
Net proceeds from shares sold	—	28,400
Dividends paid	(15,247)	(10,236)
Net cash flows (used in) and provided by financing activities	(15,247)	18,164
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash financing activities:
New Mountain Finance AIV Holdings Corporation exchange of New Mountain Finance Holdings, L.L.C. units for shares	$38,840	$69,450
Value of shares issued in connection with dividend reinvestment plan	1,038	1,450
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(55)

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Assets and Liabilities

(in thousands, except shares)

	January 29, 2014 (end of operations)	December 31, 2013
	(unaudited)
Assets
Investment in New Mountain Finance Holdings, L.L.C., at fair value (cost of $0 and $61,993, respectively)	$—	$38,409
Total assets	$—	$38,409
Liabilities
Dividends payable	—	—
Total liabilities	—	—
Net assets
Common stock, par value $0.01 per share, 100 shares issued and outstanding (See Note 14)	—	—	(1)
Paid in capital in excess of par	—	61,993
Distributions in excess of net realized gains	—	(26,812)
Net unrealized appreciation (depreciation)	—	3,228
Total net assets	—	38,409
Total liabilities and net assets	$—	$38,409

(1)         As of December 31, 2013, the par value of the total common stock was $1.

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Operations

(in thousands)

(unaudited)

	From January 1, 2014 to January 29, 2014 (end of operations)	Three months ended March 31, 2013
Net investment income allocated from New Mountain Finance Holdings, L.L.C.
Interest income	$471	$9,547
Dividend income	6	—
Other income	2	90
Total expenses	(252)	(5,228)
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	227	4,409
Net realized and unrealized gain (loss) allocated from New Mountain Finance Holdings, L.L.C.
Net realized gains on investments	72	357
Net change in unrealized appreciation (depreciation) of investments	132	4,247
Net realized and unrealized gain allocated from New Mountain Finance Holdings, L.L.C.	204	4,604
Total net increase in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.	431	9,013
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(24,069)	(5,901)
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	23,202	4,288
Net (decrease) increase in net assets resulting from operations	$(436)	$7,400

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Changes in Net Assets

(in thousands)

(unaudited)

	From January 1, 2014 to January 29, 2014 (end of operations)	Three months ended March 31, 2013
Increase (decrease) in net assets resulting from operations:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	$227	$4,409
Net realized gains on investments allocated from New Mountain Finance Holdings, L.L.C.	72	357
Net change in unrealized appreciation (depreciation) of investments allocated from New Mountain Finance Holdings, L.L.C.	132	4,247
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	(24,069)	(5,901)
Net change in unrealized appreciation (depreciation) of investment in New Mountain Finance Holdings, L.L.C.	23,202	4,288
Total net (decrease) increase in net assets resulting from operations	(436)	7,400
Capital transactions
Distribution to New Mountain Guardian AIV, L.P.	(37,973)	(67,806)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(20)
Dividends declared	—	(5,516)
Total net decrease in net assets resulting from capital transactions	(37,973)	(73,342)
Net decrease in net assets	(38,409)	(65,942)
Net assets at beginning of period	38,409	228,013
Net assets at end of period	$—	$162,071

The accompanying notes are an integral part of these financial statements.

New Mountain Finance AIV Holdings Corporation

Statements of Cash Flows

(in thousands)

(unaudited)

	From January 1, 2014 to January 29, 2014 (end of operations)	Three months ended March 31, 2013
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(436)	$7,400
Adjustments to reconcile net (increase) decrease in net assets resulting from operations to net cash (used in) provided by operating activities:
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	(227)	(4,409)
Net realized and unrealized gains allocated from New Mountain Finance Holdings, L.L.C.	(204)	(4,604)
Net realized losses on investment in New Mountain Finance Holdings, L.L.C.	24,069	5,901
Net change in unrealized (appreciation) depreciation in New Mountain Finance Holdings, L.L.C.	(23,202)	(4,288)
(Increase) decrease in operating activities
Distributions from New Mountain Finance Holdings, L.L.C.	—	(7,786)
Net cash flows provided by (used in) operating activities	—	(7,786)
Cash flows from financing activities
Proceeds from shares sold	37,973	67,806
Distribution to New Mountain Guardian AIV, L.P.	(37,973)	(67,806)
Dividends paid	—	7,786
Net cash flows provided by financing activities	—	7,786
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—
Non-cash operating activities:
Distribution receivable from New Mountain Finance Holdings, L.L.C.	$—	$5,516
Non-cash financing activities:
Dividends declared and payable	$—	$(5,516)
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	(20)

The accompanying notes are an integral part of these financial statements.

Combined Notes to the Consolidated Financial Statements of New Mountain Finance Holdings, L.L.C.,

the Financial Statements of New Mountain Finance Corporation and the Financial Statements
of New Mountain Finance AIV Holdings Corporation

(in thousands, except units/shares and per unit/share data)

(unaudited)

The information in these combined notes to the financial statements relates to each of the three separate entities: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, the “Companies”). Information that relates to an individual entity will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other entities other than itself.

Note 1. Formation and Business Purpose

New Mountain Finance Holdings, L.L.C. (the “Operating Company” or the “Master Fund”) is a Delaware limited liability company. The Operating Company is externally managed and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, the Operating Company is obligated to comply with certain regulatory requirements. The Operating Company was treated as a partnership for federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, the Operating Company’s existence as a partnership for U.S. federal income tax purposes terminated and the Operating Company became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes.

The Operating Company is externally managed by New Mountain Finance Advisers BDC, L.L.C. (the “Investment Adviser”). New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of March 31, 2014, which includes total assets held by the Operating Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

New Mountain Finance Corporation (“NMFC”) is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

As of the quarter ended March 31, 2014 and until April 25, 2014, New Mountain Finance AIV Holdings Corporation (“AIV Holdings”) was a Delaware corporation that was originally incorporated on March 11, 2011. Subsequent to the quarter ended March 31, 2014, AIV Holdings was dissolved on April 25, 2014, which is discussed further below. Guardian AIV, a Delaware limited partnership, was AIV Holdings’ sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that was regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under the Code.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC is a holding company with no direct operations of its own, and its sole asset is its ownership in the Operating Company. Prior to the completion of the underwritten secondary public offering on February 3, 2014, AIV Holdings was a holding company with no direct operations of its own, and its sole asset was its ownership in the Operating Company. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

The original structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC’s stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.

Since NMFC’s IPO, and through March 31, 2014, NMFC raised approximately $233,468 in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288,416 on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of the Operating Company, which is now a wholly-owned subsidiary of NMFC.

As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings’ business model, AIV Holdings’ board of directors determined that continuation as a BDC was not in the best interests of AIV Holdings and Guardian AIV at the present time. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of the Operating Company and AIV Holdings has disposed of all of the units of the Operating Company that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings’ election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Exchange Act and to dissolve AIV Holdings under the laws of the State of Delaware.

Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed subsequent to the quarter ended March 31, 2014 and became effective upon receipt by the Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC subsequent to the quarter ended March 31, 2014, AIV Holdings is no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, subsequent to the quarter ended March 31, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the 1934 Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Similarly, as a BDC, the Operating Company has been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of the Operating Company’s current business model, the Operating Company’s board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of the Operating Company at the present time.

Subsequent to the quarter ended March 31, 2014, at the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of the Operating Company, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of the Operating Company approved a proposal which authorized the board of directors of the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the

Investment Adviser. With this approval, the Operating Company’s board of directors intends to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and amend its Limited Liability Company Agreement, (as amended and restated, the “Operating Agreement”) such that the Operating Company will remain a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities, and NMFC will assume all other operating activities previously undertaken by the Operating Company under the management of the Investment Adviser (collectively, the “Restructuring”). All of the current entities that will remain underneath NMFC after the Restructuring will be wholly-owned subsidiaries of NMFC and are expected to be consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, the board of directors has approved and declared advisable the termination of the Operating Company’s registration under Section 12(g) of the Exchange Act.

After withdrawing the Operating Company’s election to be regulated as a BDC under the 1940 Act, the Operating Company will amend its Operating Agreement such that the board of directors of the Operating Company will be dissolved, and the Operating Company remains a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities. As a special purpose entity, the Operating Company will be bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at the Operating Company will continue to be used to secure the Operating Company’s current credit facilities.

The diagram below depicts the Companies’ organizational structure as of March 31, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                  New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”).

***                           Subsequent to the quarter ended March 31, 2014, AIV Holdings was dissolved on April 25, 2014.

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

Note 2. Summary of Significant Accounting Policies

Basis of accounting—The Companies’ financial statements have been prepared in conformity with GAAP. The Operating Company consolidates its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

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

The Companies’ interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X.  Accordingly, the Companies’ interim financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014.

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

iii.                                    Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:

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

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

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

NMFC is a holding company with no direct operations of its own, and its sole asset is its ownership in the Operating Company. Prior to the completion of the underwritten secondary public offering on February 3, 2014, AIV Holdings was a holding company with no direct operations of its own, and its sole asset was its ownership in the Operating Company. NMFC’s and AIV Holdings’ investments in the Operating Company are carried at fair value and represent the respective pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

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

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date.  Other income may also include fees from bridge loans.  The Operating Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded.  A fee is received by the Operating Company for providing such commitments. Structuring fees are recognized as income when earned, usually when paid at the closing of the investment.

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

Income taxes—The Operating Company was treated as a partnership for federal income tax purposes and as such was generally not subject to federal or state and local income taxes except with respect to state source income received from underlying investments. With the completion of the underwritten secondary offering on February 3, 2014, the Operating Company’s existence as a partnership for U.S. federal income tax purposes terminated and the Operating Company became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes. The partners are individually responsible for reporting income or loss based on their respective share of the revenues and expenses. The Operating Company files United States (“U.S.”) federal, state, and local income tax returns.

NMFC has elected to be treated, and intends to comply with the requirements to qualify annually, as a RIC under subchapter M of the Code. As a RIC, NMFC is not subject to federal income tax on the portion of taxable income and gains timely distributed to its stockholders; therefore, no provision for income taxes has been recorded.

To continue to qualify as a RIC, NMFC is required to meet certain income and asset diversification tests in addition to distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.

AIV Holdings had elected to be treated, and complied with the requirements to qualify annually, as a RIC under subchapter M of the Code. As a RIC, AIV Holdings was not subject to federal income tax on the portion of taxable income and gains timely distributed to its stockholders; therefore, no provision for income taxes had been recorded.

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

Under certain circumstances, the distributions that the Operating Company made to its members may not have been sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to have qualified as a RIC. In that case, it was expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV was required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which could have resulted in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings made quarterly distributions to Guardian AIV, its sole stockholder, out of assets legally available for distribution each quarter.

The Operating Company and NMFC are required to take certain actions in order to maintain, at all times, a one-to-one ratio between the number of units held by NMFC and the number of shares of NMFC’s common stock outstanding. NMFC has adopted a dividend reinvestment plan that provides on behalf of its stockholders for reinvestment of any distributions declared, unless a stockholder elects to receive cash. Cash distributions reinvested in additional shares of NMFC’s common stock will be automatically reinvested by NMFC into additional units of the Operating Company. In addition, AIV Holdings did not reinvest any distributions received from the Operating Company in additional units of the Operating Company.

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

Dividend income recorded related to distributions received from flow-through investments is an accounting estimate based on the most recent estimate of the tax treatment of the distribution. During the three months ended March 31, 2014, the Operating Company adjusted an accounting estimate related to the classification of dividend income for a distribution received from one of the Operating Company’s warrant investments. Based on updated tax projections received during the quarter ended March 31, 2014, the Operating Company increased dividend income by $214 and reduced the realized gain by $214 to agree to the tax treatment on the investment. This resulted in a reclass from capital gains incentive fee to incentive fee of $43 for the quarter ended March 31, 2014.

Note 3. Investments

At March 31, 2014 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$575,087	$579,810
Second lien	507,165	518,443
Subordinated	13,426	14,530
Equity and other	58,143	67,423
Total investments	$1,153,821	$1,180,206

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$242,859	$249,167
Education	229,615	241,780
Business Services	159,051	160,876
Distribution & Logistics	119,951	121,583
Healthcare Services	84,635	87,281
Federal Services	76,743	76,669
Energy	69,742	70,739
Media	62,757	64,905
Healthcare Products	39,958	41,471
Specialty Chemical and Materials	19,851	20,225
Consumer Services	14,922	15,546
Industrial Services	13,843	14,224
Healthcare Information Technology	13,429	8,455
Information Technology	6,465	7,285
Total investments	$1,153,821	$1,180,206

At December 31, 2013 the Operating Company’s investments consisted of the following:

Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$550,534	$553,549
Second lien	460,078	468,945
Subordinated	25,152	26,863
Equity and other	58,316	66,294
Total investments	$1,094,080	$1,115,651

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$243,158	$249,174
Education	225,214	235,787
Business Services	140,797	145,465
Distribution & Logistics	120,156	120,247
Federal Services	84,965	83,888
Healthcare Services	78,295	80,331
Energy	69,757	69,255
Media	42,808	45,932
Healthcare Products	40,285	41,772
Consumer Services	14,918	15,628
Industrial Services	13,858	14,263
Healthcare Information Technology	13,454	7,324
Information Technology	6,415	6,585
Total investments	$1,094,080	$1,115,651

As of March 31, 2014, the Operating Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payment for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of March 31, 2014, the Operating Company’s investment had an aggregate cost basis of $1,611, an aggregate fair value of $419 and total unearned interest income of $80 for the three months then ended. As of December 31, 2013, the Operating Company’s total investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1,611 and an aggregate fair value of $419. As of March 31, 2014 and December 31, 2013, unrealized gains (losses) include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

As of March 31, 2014, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $6,900 and $0, respectively. The Operating Company had unfunded commitments in the form of a delayed draw or other future funding commitments of $7,725 as of March 31, 2014. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments as of March 31, 2014.

As of December 31, 2013, the Operating Company had unfunded commitments on revolving credit facilities and bridge facilities of $15,500 and $0, respectively. The Operating Company did not have any unfunded commitments in the form of a delayed draw or other future funding commitments as of December 31, 2013. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments as of December 31, 2013.

Investment risk factors—First and second lien debt that the Operating Company invests in is entirely, or almost entirely, rated below investment grade or may be unrated. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal and such risk of default could reduce the net asset value and income distributions of the Operating Company. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2014:

	Total	Level I	Level II	Level III
First lien	$579,810	$—	$520,837	$58,973
Second lien	518,443	—	445,195	73,248
Subordinated	14,530	—	9,359	5,171
Equity and other	67,423	1,867	—	65,556
Total investments	$1,180,206	$1,867	$975,391	$202,948

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of December 31, 2013:

	Total	Level I	Level II	Level III
First lien	$553,549	$—	$525,138	$28,411
Second lien	468,945	—	413,407	55,538
Subordinated	26,863	—	21,692	5,171
Equity and other	66,294	1,694	—	64,600
Total investments	$1,115,651	$1,694	$960,237	$153,720

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2014, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2014:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2013	$153,720	$28,411	$55,538	$5,171	$64,600
Total gains or losses included in earnings:
Net realized gains (losses) on investments	1,518	1,260	—	—	258
Net change in unrealized appreciation (depreciation)	824	(517)	212	—	1,129
Purchases, including capitalized PIK and revolver fundings	48,078	30,389	17,498	—	191
Proceeds from sales and paydowns of investments	(1,192)	(570)	—	—	(622)
Fair value, March 31, 2014	$202,948	$58,973	$73,248	$5,171	$65,556
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$1,297	$(44)	$212	$—	$1,129

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2013, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities still held by the Operating Company at March 31, 2013:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2012	$119,128	$42,885	$43, 255	$22,891	$10,097
Total gains or losses included in earnings:
Net realized gains (losses) on investments	21	21	—	—	—
Net change in unrealized appreciation (depreciation)	1,597	(75)	848	177	647
Purchases, including capitalized PIK and revolver fundings	773	—	—	712	61
Proceeds from sales and paydowns of investments	(10,900)	(10,897)	—	—	(3)
Fair value, March 31, 2013	$110,619	$31,934	$44,103	$23,780	$10,802
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Operating Company at the end of the period:	$1,812	$140	$848	$177	$647

Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the three months ended March 31, 2014 and March 31, 2013. Transfers into Level III occurred as quotations obtained through pricing services were not deemed representative of fair value as of the balance sheet date and such assets were internally valued. As quotations obtained through pricing services were substantiated through additional market sources, investments were transferred out of Level III. The Operating Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.

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

Market Based Approach: The Operating Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value. In applying the market based approach as of March 31, 2014, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in nine of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach:  The Operating Company also may use a discounted cash flow analysis to estimate the fair value of the investment.  Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date.  These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date.  In applying the income based approach as of March 31, 2014, the Operating Company used the discount ranges set forth in the table below to value investments in ten of its portfolio companies.

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$58,973	Market approach	EBITDA multiple	5.0	x	10.0	x	7.6	x
		Income approach	Discount rate	7.7%		13.8%		10.2%
Second lien	73,248	Market approach	EBITDA multiple	6.0	x	10.0	x	7.3	x
		Income approach	Discount rate	10.0%		14.2%		12.0%
Subordinated	5,171	Market approach	EBITDA multiple	7.0	x	9.0	x	8.0	x
		Income approach	Discount rate	8.4%		10.4%		9.4%
Equity and other	65,556	Market approach	EBITDA multiple	1.7	x	7.8	x	6.4	x
		Income approach	Discount rate	8.0%		18.0%		13.9%
	$202,948	Black Scholes analysis	Expected life in years	2.0		4.0		2.4
			Volatility	22.6%		36.9%		29.1%
			Discount rate	0.3%		2.8%		0.7%

Based on a comparison to similar BDC credit facilities, the terms and conditions of the Holdings Credit Facility and the SLF Credit Facility (as defined in Note 7, Borrowing Facilities) are representative of market. The carrying values of the Holdings Credit Facility and SLF Credit Facility approximate fair value as of March 31, 2014, as both facilities are continually monitored and examined by both the borrower and the lender. Both facilities were amended and restated during the year ended December 31, 2012 to lower the applicable interest rate spread by 0.25% and to increase the maximum amount of revolving borrowings available under the respective facilities. Additionally, for the year ended December 31, 2013, the Holdings Credit Facility was amended and restated to further increase the maximum amount of revolving borrowings available. See Note 7, Borrowing Facilities, for details. The fair value of other financial assets and liabilities approximates their carrying value based on the short term nature of these items. The fair value disclosures discussed in this paragraph are considered Level III.

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

The incentive fee consists of two parts. The first part is calculated and payable quarterly in arrears and equals 20.0% of the Operating Company’s “Pre-Incentive Fee Adjusted Net Investment Income” for the immediately preceding quarter, subject to a “preferred return”, or “hurdle”, and a “catch-up” feature. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Operating Company receives from portfolio companies) accrued during the calendar quarter, minus the Operating Company’s operating expenses for the quarter (including the base management fee, expenses payable under an administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and any interest expense and distributions paid on any issued and outstanding preferred membership units (of which there are none as of March 31, 2014), but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Operating Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, as well as different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investments as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts Pre-Incentive Fee Net Investment Income to reflect the amortization of purchase or original issue discount on the Operating Company’s investments as if each investment was purchased at the date of the IPO, or stepped up to fair market value. This is defined as “Pre-Incentive Fee Adjusted Net Investment Income”. The Operating Company also uses the transferred (or fair market) value of each of its investments as of the time of the IPO to adjust capital gains (“Adjusted Realized Capital Gains”) or losses (“Adjusted Realized Capital Losses”) and unrealized capital appreciation (“Adjusted Unrealized Capital Appreciation”) and unrealized capital depreciation (“Adjusted Unrealized Capital Depreciation”).

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

The Operating Company has revised to expand its March 31, 2013 presentation of incentive fees on the Consolidated Statements of Assets, Liabilities and Members’ Capital and the Consolidated Statements of Operations to disclose the two parts of the incentive fee incurred by the Operating Company for net investment income related incentive fees and capital gains related incentive fees.

The following table summarizes the management fees and incentive fees incurred by the Operating Company for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended
	March 31, 2014	March 31, 2013
Management fee	$4,176	$3,568
Incentive fee, excluding accrued capital gains incentive fees	4,443	3,458
Accrued capital gains incentive fees(1)	1,527	2,682

(1)                             The accrued capital gains incentive fees would be paid by the Operating Company if the Operating Company ceased operations on March 31, 2014 or March 31, 2013, respectively, and liquidated its investments at the valuations as of the respective quarter ends. Approximately $778 of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of March 31, 2014, as cumulative net Adjusted Realized Capital Gains exceeded cumulative Adjusted Unrealized Capital Depreciation.  As of March 31, 2013, no actual capital gains incentive fee was owed under the Investment Management Agreement, as cumulative net Adjusted Realized Capital Gains did not exceed cumulative Adjusted Unrealized Capital Depreciation.

The Operating Company’s Consolidated Statements of Operations below are adjusted as if the step-up in cost basis to fair market value had occurred at the IPO date, May 19, 2011.

The following Statement of Operations for the three months ended March 31, 2014 is adjusted to reflect this step-up to fair market value.

	Three months ended March 31, 2014	Adjustments	Adjusted three months ended March 31, 2014
Investment income
Interest income (1)	$28,139	$(42)	$28,097
Dividend income	2,095	—	2,095
Other income	684	—	684
Total investment income	30,918	(42)	30,876
Total net expenses pre-incentive fee (2)	8,663	—	8,663
Pre-Incentive Fee Net Investment Income	22,255	(42)	22,213
Incentive fee (3)	5,970	—	5,970
Post-Incentive Fee Net Investment Income	16,285	(42)	16,243
Net realized gains (losses) on investments	2,780	(138)	2,642
Net change in unrealized appreciation of investments	4,814	180	4,994
Net increase in members’ capital resulting from operations	$23,879		$23,879

(1)                                 Includes $784 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $774.

(3)                                 For the three months ended March 31, 2014, the Operating Company incurred total incentive fees of $5,970, of which $1,527 related to capital gains incentive fees on a hypothetical liquidation basis.

The following Statement of Operations for the three months ended March 31, 2013 is adjusted to reflect the step-up to fair market value.

	Three months ended March 31, 2013	Adjustments	Adjusted three months ended March 31, 2013
Investment income
Interest income (1)	$25,043	$(479)	$24,564
Other income	275	—	275
Total investment income	25,318	(479)	24,839
Total net expenses pre-incentive fee (2)	7,551	—	7,551
Pre-Incentive Fee Net Investment Income	17,767	(479)	17,288
Incentive fee (3)	6,140	—	6,140
Post-Incentive Fee Net Investment Income	11,627	(479)	11,148
Net realized gains (losses) on investments	1,044	(460)	584
Net change in unrealized appreciation of investments	11,890	939	12,829
Net increase in members’ capital resulting from operations	$24,561		$24,561

(1)                                 Includes $642 in payment-in-kind interest from investments.

(2)                                 Includes expense waivers and reimbursements of $829.

(3)                                 For the three months ended March 31, 2013, the Operating Company incurred total incentive fees of $6,140, of which $2,682 related to capital gains incentive fees on a hypothetical liquidation basis.

The Companies have entered into an Administration Agreement with the Administrator under which the Administrator provides administrative services. The Administrator performs, or oversees the performance of, the Companies’ financial records, prepares reports filed with the Securities and Exchange Commission, generally monitors the payment of the Companies’ expenses, and watches the performance of administrative and professional services rendered by others. The Operating Company will reimburse the Administrator for the Companies’ allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to the Companies under the Administration Agreement. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Operating Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Operating Company during any quarterly period. As a result, the amount of expenses for which the Operating Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Operating Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Operating Company in the near future.

The Operating Company has revised to expand its presentation of expenses and expense waivers and reimbursements for the three months ended March 31, 2013. Expenses were previously presented net of waivers and reimbursements, which had been included parenthetically. The expanded revised presentation shows total gross expenses with a separate reduction for expense waivers and reimbursements.

The Operating Company incurred the following expenses in excess of the expense cap for the three ended March 31, 2014 and March 31, 2013:

	Three months ended
	March 31, 2014	March 31, 2013
Professional fees	$377	$495
Administrative expenses	397	334
Other general and administrative expenses	—	—
Total expense waivers and reimbursements	$774	$829

As of March 31, 2014 and March 31, 2013, $377 and $495, respectively, of the expense waivers and reimbursements was receivable from an affiliate.

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

Note 6. Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties. With the completion of the secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of the Operating Company.

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

The Companies have entered into an Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement including rent, the fees and expenses associated with performing administrative, finance and compliance functions, and the compensation of the Companies’ chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expenses, trading expenses and management and incentive fees) have been capped at $3,500 for the time period from April 1, 2012 to March 31, 2013 and capped at $4,250 for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Operating Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Operating Company during any quarterly period. As a result, the amount of expenses for which the Operating Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Operating Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Operating Company in the near future.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280,000, as amended on October 28, 2013. As of March 31, 2014, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended
	March 31, 2014	March 31, 2013
Interest expense	$1,692	$1,469
Non-usage fee	59	15
Weighted average interest rate	2.9%	3.0%
Average debt outstanding	$232,842	$198,900

As of March 31, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $271,825 and $221,849, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of March 31, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three months ended March 31, 2014 and March 31, 2013.

	Three months ended
	March 31, 2014		March 31, 2013
Interest expense	$1,201		$1,186
Non-usage fee	—	(1)	1
Weighted average interest rate	2.2%		2.2%
Average debt outstanding	$214,993		$214,330

(1)                                 For the three months ended March 31, 2014, the total non-usage fee was less than $1 thousand.

As of March 31, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $215,000 and $214,668, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

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

Note 8. Regulation

NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, NMFC is required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. NMFC, among other things, intends to make and continue to make the requisite distributions to its stockholders, which will generally relieve NMFC from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).

AIV Holdings was treated, and complied with the requirements to qualify annually, as a RIC under Subchapter M of the Code. In order to have qualified as a RIC, among other things, AIV Holdings was required to timely distribute to its stockholders at least 90.0% of investment company taxable income, as defined by the Code, for each year. AIV Holdings, among other things, made the requisite distributions to its stockholders, which generally relieved AIV Holdings from U.S. federal, state, and local income taxes (excluding excise taxes which may have been imposed under the Code). However, under certain circumstances, the distributions that the Operating Company made to its members may not have been sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to have qualified as a RIC. In that case, it was expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV was required to include the consent dividend in its taxable income as dividend from AIV Holdings, which could have resulted in phantom (i.e., non-cash) taxable income to Guardian AIV.

Additionally as BDCs, the Companies must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions).

Note 9. Commitments and Contingencies

In the normal course of business, the Companies may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Operating Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. As of March 31, 2014, the Operating Company had unfunded commitments on revolving credit facilities of $6,900, no outstanding bridge financing commitments and other future funding commitments of $7,725. The unfunded commitments on revolving credit facilities are disclosed on the Operating Company’s Consolidated Schedule of Investments. As of December 31, 2013, the Operating Company had unfunded commitments on revolving credit facilities of $15,500 and no outstanding bridge financing commitments or other future funding commitments, all of which are disclosed on the Operating Company’s Consolidated Schedule of Investments.

The Operating Company also has revolving borrowings available under the Holdings Credit Facility and the SLF Credit Facility as of March 31, 2014. See Note 7, Borrowing Facilities, for details.

The Operating Company may from time to time enter into financing commitment letters. As of March 31, 2014 and December 31, 2013, the Operating Company did not enter into any commitment letters to purchase debt investments, which could require funding in the future.

Note 10. Stockholders’ Equity

The table below illustrates the effect of certain transactions on the capital accounts of NMFC:

					Accumulated
			Paid in Capital	Undistributed	Undistributed Net	Net Unrealized	Total
	Common Stock		in Excess	Net Investment	Realized Gains	Appreciation	Stockholders’
	Shares	Par Amount	of Par	Income	(Losses)	(Depreciation)	Equity
Balance at December 31, 2013	45,224,755	$452	$633,383	$—	$5,056	$11,216	$650,107
Issuances of common stock	2,743,245	28	39,850	—	—	—	39,878
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—	—	—	—	—	—	—
Dividends declared	—	—	—	(16,058)	(227)	—	(16,285)
Net increase in stockholders’ equity resulting from operations	—	—	—	16,058	2,708	4,682	23,448
Balance at March 31, 2014	47,968,000	$480	$673,233	$—	$7,537	$15,898	$697,148

The table below illustrates the effect of certain transactions on the capital accounts of AIV Holdings:

					Paid in Capital	Undistributed	Distributions	Net Unrealized	Total
	Common Stock				in Excess	Net Investment	In Excess of Net	Appreciation	Stockholders’
	Shares		Par Amount		of Par	Income	Realized (Losses) Gains	(Depreciation)	Equity

Balance at December 31, 2013	100		$—	(1)	$61,993	$—	$(26,812)	$3,228	$38,409
Deferred offering costs allocated from New Mountain Finance Holdings, L.L.C.	—		—		—	—	—	—	—
Dividends declared	—		—		—	—	—	—	—
Distribution to New Mountain Guardian AIV, L.P.	—		—		(61,993)	(227)	50,809	(26,562)	(37,973)
Net increase (decrease) in stockholders’ equity resulting from operations	—		—		—	227	(23,997)	23,334	(436)

Balance at January 29, 2014 (end of operations)	100	(2)	$—		$—	$—	$—	$—	$—

(1)                                 As of December 31, 2013, the par amount of the total common stock was $1.

(2)                                 Subsequent to the quarter ended March 31, 2014, AIV Holdings was dissolved on April 25, 2014. See Note 14, Subsequent Events, for details.

Note 11. Earnings Per Share

The following information sets forth the computation of basic and diluted net increase in NMFC’s net assets per share resulting from operations for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended
	March 31, 2014	March 31, 2013
Numerator for basic earnings per share:	$23,448	$15,516
Denominator for basic weighted average share:	47,066,216	25,267,118
Basic earnings per share:	$0.50	$0.61
Numerator for diluted earnings per share(a):	$23,879	$24,561
Denominator for diluted weighted average share(b):	47,897,485	40,835,723
Diluted earnings per share:	$0.50	$0.60

(a)                                 Includes the full income at the Operating Company for the period.

(b)                                 Assumes all AIV Holdings units in the Operating Company were exchanged for public shares of NMFC during the three months ended March 31, 2013 (see Note 1, Formation and Business Purpose).

Note 12. Financial Highlights

The following information sets forth the financial highlights for the Operating Company for the respective three months ended March 31, 2014 and March 31, 2013.

	Three months ended
	March 31, 2014	March 31, 2013
Total return based on net asset value (a)	3.47%	4.26%
Average net assets for the period	$696,779	$579,794
Ratio to average net assets (b):
Net investment income	9.48%	8.13%
Total expenses (gross)	8.97%	10.16%
Total expenses (net of reimbursable expenses)	8.52%	9.58%
Net assets, end of period	$697,148	$610,478
Average debt outstanding—Holdings Credit Facility	$232,842	$198,900
Average debt outstanding—SLF Credit Facility	$214,993	$214,330
Weighted average common membership units outstanding for the period	47,897,485	40,835,723
Asset coverage ratio	243.20%	241.92%
Portfolio turnover	8.77%	8.18%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the year and a sale at net asset value on the last day of the respective periods. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets has been annualized.

	Three months ended
	March 31, 2014	March 31, 2013
Per unit data for the Operating Company (a):
Net asset value, January 1, 2014 and January 1, 2013, respectively	$14.38	$14.06
Net investment income	0.34	0.28
Net realized and unrealized gains (losses)	0.15	0.31
Dividends from net investment income	(0.34)	(0.34)
Net increase in net assets resulting from operations	0.15	0.25
Net asset value, March 31, 2014 and March 31, 2013, respectively	$14.53	$14.31

(a)                                 Per unit data is based on weighted average common membership units outstanding.

The following information sets forth the financial highlights for NMFC for the three months ended March 31, 2014 and March 31, 2013. The ratios to average net assets have been annualized.

	Three months ended
	March 31, 2014	March 31, 2013
Per share data (a):
Net asset value, January 1, 2014 and January 1, 2013, respectively	$14.38	$14.06
Net increase (decrease) in net assets resulting from operations allocated from New Mountain Finance Holdings, L.L.C.:
Net investment income	0.34	0.28
Net realized and unrealized gains (losses)	0.15	0.31
Total net increase	0.49	0.59
Dividends declared	(0.34)	(0.34)
Net asset value, March 31, 2014 and March 31, 2013, respectively	$14.53	$14.31
Per share market value, March 31, 2014 and March 31, 2013, respectively	$14.55	$14.62
Total return based on market value (b)	(1.00)%	0.40%
Total return based on net asset value (c)	3.47%	4.26%
Shares outstanding at end of period	47,968,000	31,324,660
Average weighted shares outstanding for the period	47,066,216	25,267,118
Average net assets for the period	$684,700	$358,939
Ratio to average net assets (d):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.52%	9.58%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	9.48%	8.13%

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

(d)                                 Ratio to average net assets for the three months ended March 31, 2014 and March 31, 2013 is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

The following information sets forth the financial highlights for AIV Holdings for January 1, 2014 to January 29, 2014 (end of operations) and for the three months ended March 31, 2013. The ratios to average net assets have been annualized for the three months ended March 31, 2013.

	From January 1, 2014 to January 29, 2014 (end of operations)	Three months ended March 31, 2013
Total return based on net asset value (a)	(1.14)%	3.24%
Average net assets for the period	$37,486	$220,855
Ratio to average net assets (b):
Total expenses allocated from New Mountain Finance Holdings, L.L.C.	8.46%	9.58%
Net investment income allocated from New Mountain Finance Holdings, L.L.C.	7.62%	8.13%

(a)                                 Total return is calculated assuming a purchase at net asset value on the opening of the first day of the period and a sale at net asset value on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net asset value on the last day of the respective quarter.

(b)                                 Ratio to average net assets is based on the summation of the results of operations items over the net assets for the period in which the respective line items were realized or earned.

Note 13. Recent Accounting Standards Updates

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have a material impact on the Companies’ financial statements.

Note 14. Subsequent Events

On April 15, 2014, NMFC completed a public offering of 3,500,000 shares of its common stock at a public offering price of $14.30 per share, which resulted in net proceeds of $50,995, or $14.57 per share. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this offering and an additional supplemental payment to the underwriters of $945, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC. In connection with the public offering, the underwriters purchased an additional 525,000 shares of NMFC’s common stock with the exercise of the overallotment option to purchase up to an additional 525,000 shares of NMFC’s common stock, resulting in additional net proceeds of $7,649. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this excercise of the overallotment option and an additional supplemental payment to the underwriters of $142, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC in this excercise of the overallotment option.

Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed subsequent to the quarter ended March 31, 2014 and became effective upon receipt by the SEC of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC subsequent to the quarter ended March 31, 2014, AIV Holdings is no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, subsequent to the quarter ended March 31, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the 1934 Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Similarly, as a BDC, the Operating Company has been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of the Operating Company’s current business model, the Operating Company’s board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of the Operating Company at the present time.

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of the Operating Company, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of the Operating Company approved a proposal which authorized the board of directors of the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the Investment Adviser. With this approval, the Operating Company’s board of directors intends to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and amend its Operating Agreement such that the Operating Company will remain a whollyowned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities, and NMFC will assume all other operating activities previously undertaken by the Operating Company under the management of the Investment Adviser (collectively, the “Restructuring”). All of the current entities that will remain underneath NMFC after the Restructuring will be wholly-owned subsidiaries of NMFC and are expected to be consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with GAAP. In addition, the board of directors has approved and declared advisable the termination of the Operating Company’s registration under Section 12(g) of the Exchange Act.

                After withdrawing the Operating Company’s election to be regulated as a BDC under the 1940 Act, the Operating Company will amend its Operating Agreement such that the board of directors of the Operating Company will be dissolved, and the Operating Company remains a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities. As a special purpose entity, the Operating Company will be bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at the Operating Company will continue to be used to secure the Operating Company’s current credit facilities.

On May 6, 2014, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2014 distribution of $0.34 per unit/share payable on June 30, 2014 to holders of record as of June 16, 2014.

On May 6, 2014, the Operating Company entered into a thirteenth amendment to the Holdings Credit Facility and NMF SLF entered into a thirteenth amendment to the SLF Credit Facility, both of which permit the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and to amend its Operating Agreement such that the Operating Company will remain a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Holdings Credit Facility and SLF Credit Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors of

New Mountain Finance Holdings, L.L.C.,

New Mountain Finance Corporation and

New Mountain Finance AIV Holdings Corporation

New York, New York

We have reviewed the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedule of investments, as of March 31, 2014, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the three month periods ended March 31, 2014 and 2013. In addition, we have reviewed the statement of assets and liabilities of New Mountain Finance Corporation as of March 31, 2014, and the related statements of operations, changes in net assets and cash flows for the three month periods ended March 31, 2014 and 2013 and we have reviewed the statement of assets and liabilities of New Mountain Finance AIV Holdings Corporation as of January 29, 2014, and the related statements of operations, changes in net assets and cash flows for the period January 1, 2014 to January 29, 2014 and for the three month period ended March 31, 2013. These interim financial statements are the responsibility of the management of New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

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

As discussed in Notes 1 and 14 to the interim financial statements New Mountain Finance AIV Holdings Corporation was dissolved on April 25, 2014. In addition, as discussed in Note 14 to the interim financial statements, on May 6, 2014 the stockholders of New Mountain Finance Corporation and the sole unit holder of New Mountain Finance Holdings, L.L.C, approved a proposal which authorized the board of directors of New Mountain Finance Holdings, L.L.C. to withdraw New Mountain Finance Holdings, L.L.C’s election to be regulated as a business development company.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets, liabilities and members’ capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedule of investments, as of December 31, 2013 and the related consolidated statements of operations, changes in members’ capital, and cash flows for the year then ended (not presented herein), and the statements of assets and liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2013, the related statements of operations, changes in net assets, and cash flows for the year then ended (not presented herein); and in our reports dated March 5, 2014, we expressed unqualified opinions on those financial statements and included an explanatory paragraph concerning New Mountain Finance AIV Holdings’ decision to sell its remaining units in New Mountain Finance Holdings, L.L.C. and that it no longer owns any units in New Mountain Finance Holdings, L.L.C. In our opinion, the information set forth in the accompanying consolidated statement of assets, liabilities and members’ capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedule of investments, as of December 31, 2013 and the statements of assets and liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated statement of assets, liabilities, and members’ capital of New Mountain Finance Holdings, L.L.C., including the consolidated schedule of investments, as of December 31, 2013 and the statements of assets and liabilities of New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation as of December 31, 2013 from which they have been derived.

/s/ DELOITTE & TOUCHE LLP

New York, New York

May 7, 2014

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in management’s discussion and analysis of financial condition and results of operations relates to each of the three separate entities: New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation (collectively, “we”, “us”, “our” or the “Companies”). Information that relates to an individual entity will be specifically referenced by the respective company. None of the Companies makes any representation as to the information related solely to the other entities other than itself.

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

•                  actual and potential conflicts of interest with the Investment Adviser and other affiliates of New Mountain Capital Group, L.L.C.; and

•                  the risk factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2013.

Forward-looking statements are identified by their use of such terms and phrases such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “potential”, “project”, “seek”, “should”, “target”, “will”, “would” or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our annual report on Form 10-K for the year ended December 31, 2013.

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

Overview

The Operating Company is a Delaware limited liability company. The Operating Company is externally managed and has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). As such, the Operating Company is obligated to comply with certain regulatory requirements. The Operating Company was treated as a partnership for federal income tax purposes for so long as it had at least two members. With the completion of the underwritten secondary offering on February 3, 2014, the Operating Company’s existence as a partnership for U.S. federal income tax purposes terminated and the Operating Company became an entity that is disregarded as a separate entity from its owner for U.S. federal tax purposes.

The Operating Company is externally managed by the Investment Adviser. New Mountain Finance Administration, L.L.C. (the “Administrator”) provides the administrative services necessary for operations. The Investment Adviser and Administrator are wholly-owned subsidiaries of New Mountain Capital (defined as New Mountain Capital Group, L.L.C. and its affiliates). New Mountain Capital is a firm with a track record of investing in the middle market and with assets under management (which includes amounts committed, not all of which have been drawn down and invested to date) totaling more than $12.0 billion as of March 31, 2014, which includes total assets held by the Operating Company. New Mountain Capital focuses on investing in defensive growth companies across its private equity, public equity, and credit investment vehicles. The Operating Company, formerly known as New Mountain Guardian (Leveraged), L.L.C., was originally formed as a subsidiary of New Mountain Guardian AIV, L.P. (“Guardian AIV”) by New Mountain Capital in October 2008. Guardian AIV was formed through an allocation of approximately $300.0 million of the $5.1 billion of commitments supporting New Mountain Partners III, L.P., a private equity fund managed by New Mountain Capital. In February 2009, New Mountain Capital formed a co-investment vehicle, New Mountain Guardian Partners, L.P., comprising $20.4 million of commitments. New Mountain Guardian (Leveraged), L.L.C. and New Mountain Guardian Partners, L.P., together with their respective direct and indirect wholly-owned subsidiaries, are defined as the “Predecessor Entities”.

NMFC is a Delaware corporation that was originally incorporated on June 29, 2010. NMFC is a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. As such, NMFC is obligated to comply with certain regulatory requirements. NMFC has elected to be treated, and intends to comply with the requirements to continue to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, (the “Code”).

As of the quarter ended March 31, 2014 and until April 25, 2014, AIV Holdings was a Delaware corporation that was originally incorporated on March 11, 2011. Subsequent to the quarter ended March 31, 2014, AIV Holdings was dissolved on April 25, 2014, which is discussed further below. Guardian AIV, a Delaware limited partnership, was AIV Holdings’ sole stockholder. AIV Holdings was a closed-end, non-diversified management investment company that had elected to be regulated as a BDC under the 1940 Act. As such, AIV Holdings was obligated to comply with certain regulatory requirements. AIV Holdings had elected to be treated, and complied with the requirements to continue to qualify annually, as a RIC under the Code.

On May 19, 2011, NMFC priced its initial public offering (the “IPO”) of 7,272,727 shares of common stock at a public offering price of $13.75 per share. Concurrently with the closing of the IPO and at the public offering price of $13.75 per share, NMFC sold an additional 2,172,000 shares of its common stock to certain executives and employees of, and other individuals affiliated with, New Mountain Capital in a concurrent private placement (the “Concurrent Private Placement”). Additionally, 1,252,964 shares were issued to the partners of New Mountain Guardian Partners, L.P. at that time for their ownership interest in the Predecessor Entities. In connection with NMFC’s IPO and through a series of transactions, the Operating Company acquired all of the operations of the Predecessor Entities, including all of the assets and liabilities related to such operations.

NMFC is a holding company with no direct operations of its own, and its sole asset is its ownership in the Operating Company. Prior to the completion of the underwritten secondary public offering on February 3, 2014, AIV Holdings was a holding company with no direct operations of its own, and its sole asset was its ownership in the Operating Company. In connection with the IPO, NMFC and AIV Holdings each entered into a joinder agreement with respect to the Limited Liability Company Agreement, as amended and restated, of the Operating Company, pursuant to which NMFC and AIV Holdings were admitted as members of the Operating Company. NMFC acquired from the Operating Company, with the gross proceeds of the IPO and the Concurrent Private Placement, common membership units (“units”) of the Operating Company (the number of units are equal to the number of shares of NMFC’s common stock sold in the IPO and the Concurrent Private Placement). Additionally, NMFC received units of the Operating Company equal to the number of shares of common stock of NMFC issued to the partners of New Mountain Guardian Partners, L.P. Guardian AIV was the parent of the Operating Company prior to the IPO and, as a result of the transactions completed in connection with the IPO, obtained units in the Operating Company. Guardian AIV contributed its units in the Operating Company to its newly formed subsidiary, AIV Holdings, in exchange for common stock of AIV Holdings. AIV Holdings had the right to exchange all or any portion of its units in the Operating Company for shares of NMFC’s common stock on a one-for-one basis at any time.

The original structure was designed to generally prevent NMFC from being allocated taxable income with respect to unrecognized gains that existed at the time of the IPO in the Predecessor Entities’ assets, and rather such amounts would be allocated generally to AIV Holdings. The result was that any distributions made to NMFC’s stockholders that were attributable to such gains generally were not treated as taxable dividends but rather as return of capital.

Since NMFC’s IPO, and through March 31, 2014, NMFC raised approximately $233.4 million in net proceeds from additional offerings of common stock and issued shares of its common stock valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in additional offerings. With the completion of the final secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of the Operating Company, which is now a wholly-owned subsidiary of NMFC.

As a BDC, AIV Holdings had been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of AIV Holdings’ business model, AIV Holdings’ board of directors had determined that continuation as a BDC was not in the best interests of AIV Holdings and Guardian AIV at the present time. Specifically, given that AIV Holdings was formed for the sole purpose of holding units of the Operating Company and AIV Holdings has disposed of all of the units of the Operating Company that it was holding as of February 3, 2014, the board of directors of AIV Holdings approved and declared advisable at an in-person meeting held on March 25, 2014 the withdrawal of AIV Holdings’ election to be regulated as a BDC under the 1940 Act. In addition, the board of directors of AIV Holdings approved and declared advisable for AIV Holdings to terminate its registration under Section 12(g) of the Exchange Act and to dissolve AIV Holdings under the laws of the State of Delaware.

Upon receipt of necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed subsequent to the quarter ended March 31, 2014 and became effective upon receipt by the Securities and Exchange Commission (“SEC”) of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC subsequent to the quarter ended March 31, 2014, AIV Holdings is no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, subsequent to the quarter ended March 31, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the 1934 Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Similarly, as a BDC, the Operating Company has been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of the Operating Company’s current business model, the Operating Company’s board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of the Operating Company at the present time.

Subsequent to the quarter ended March 31, 2014, at the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of the Operating Company, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of the Operating Company approved a proposal which authorized the board of directors of the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the Investment Adviser. With this approval, the Operating Company’s board of directors intends to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and amend its Limited Liability Company Agreement, (as amended and restated, the “Operating Agreement”) such that the Operating Company will remain a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities, and NMFC will assume all other operating activities previously undertaken by the Operating Company under the management of the Investment Adviser (collectively, the “ Restructuring”). All of the current entities that will remain underneath NMFC after the Proposed Restructuring will be wholly-owned subsidiaries of NMFC and are expected to be consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In addition, the board of directors has approved and declared advisable the termination of the Operating Company’s registration under Section 12(g) of the Exchange Act.

After withdrawing the Operating Company’s election to be regulated as a BDC under the 1940 Act, the Operating Company will amend its Operating Agreement such that the board of directors of the Operating Company will be dissolved, and the Operating Company remains a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities. As a special purpose entity, the Operating Company will be bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at the Operating Company will continue to be used to secure the Operating Company’s current credit facilities.

The diagram below depicts the Companies’ organizational structure as of March 31, 2014.

*                                         Includes partners of New Mountain Guardian Partners, L.P.

**                                 New Mountain Finance SPV Funding, L.L.C. (“NMF SLF”).

***                           Subsequent to the quarter ended March 31, 2014, AIV Holdings was dissolved on April 25, 2014.

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

As of March 31, 2014, the Operating Company’s net asset value was $697.1 million and its portfolio had a fair value of approximately $1,180.2 million in 60 portfolio companies, with a weighted average Yield to Maturity at Cost of approximately 10.9%. This Yield to Maturity at Cost calculation assumes that all investments not on non-accrual are purchased at the estimated adjusted cost on the quarter end date and held until their respective maturities with no prepayments or losses and exited at par at maturity. This calculation excludes the impact of existing leverage. Yield to Maturity at Cost uses the London Interbank Offered Rate (“LIBOR”) curves at each quarter’s respective end date. The actual yield to maturity may be higher or lower due to the future selection of the LIBOR contracts by the individual companies in the Operating Company’s portfolio or other factors.

Recent Developments

On April 15, 2014, NMFC completed a public offering of 3,500,000 shares of its common stock at a public offering price of $14.30 per share, which resulted in net proceeds of $51.0 million, or $14.57 per share. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this offering and an additional supplemental payment to the underwriters of $0.9 million, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC. In connection with the public offering, the underwriters purchased an additional 525,000 shares of NMFC’s common stock with the exercise of the overallotment option to purchase up to an additional 525,000 shares of NMFC’s common stock, resulting in additional net proceeds of $7.6 million. NMFC’s Investment Adviser agreed to pay the underwriting discounts and commissions in connection with this exercise of the overallotment option and an additional supplemental payment to the underwriters of $0.1 million, or $0.27 per share, which reflects the difference between the public offering price and the proceeds per share received by NMFC in this exercise of the overallotment option.

Upon receipt of the necessary stockholder consent to authorize the board of directors of AIV Holdings to withdraw AIV Holdings’ election to be regulated as a BDC, the withdrawal was filed subsequent to the quarter ended March 31, 2014 and became effective upon receipt by the SEC of AIV Holdings’ notification of withdrawal on Form N-54C on April 15, 2014. The board of directors of AIV Holdings believed that AIV Holdings met the requirements for filing the notification to withdraw its election to be regulated as a BDC, upon the receipt of the necessary stockholder consent. After the notification of withdrawal of AIV Holdings’ BDC election was filed with the SEC subsequent to the quarter ended March 31, 2014, AIV Holdings is no longer subject to the regulatory provisions of the 1940 Act applicable to BDCs generally, including regulations related to insurance, custody, composition of its board of directors, affiliated transactions and any compensation arrangements.

In addition, subsequent to the quarter ended March 31, 2014, AIV Holdings filed a Form 15 with the SEC to terminate AIV Holdings’ registration under Section 12(g) of the 1934 Act. After these SEC filings and any other federal or state regulatory or tax filings were made, AIV Holdings proceeded to dissolve under Delaware law by filing a certificate of dissolution in Delaware on April 25, 2014.

Similarly, as a BDC, the Operating Company has been subject to the 1940 Act, including certain provisions applicable only to BDCs. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the cost of 1940 Act compliance and a thorough assessment of the Operating Company’s current business model, the Operating Company’s board of directors determined at an in-person meeting held on March 25, 2014 that continuation as a BDC was not in the best interests of the Operating Company at the present time.

At the 2014 joint annual meeting of the stockholders of NMFC and the sole unit holder of the Operating Company, which was held on May 6, 2014, the stockholders of NMFC and the sole unit holder of the Operating Company approved a proposal which authorized the board of directors of the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC. Additionally, the stockholders of NMFC approved an investment advisory and management agreement between NMFC and the Investment Adviser. With this approval, the Operating Company’s board of directors intends to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and amend its Operating Agreement such that the Operating Company will remain a whollyowned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities, and NMFC will assume all other operating activities previously undertaken by the Operating Company under the management of the Investment Adviser (collectively, the “Restructuring”). All of the current entities that will remain underneath NMFC after the Restructuring will be wholly-owned subsidiaries of NMFC and are expected to be consolidated with NMFC for both 1940 Act and financial statement reporting purposes, subject to any financial statement adjustments required in accordance with GAAP. In addition, the board of directors has approved and declared advisable the termination of the Operating Company’s registration under Section 12(g) of the Exchange Act.

After withdrawing the Operating Company’s election to be regulated as a BDC under the 1940 Act, the Operating Company will amend its Operating Agreement such that the board of directors of the Operating Company will be dissolved, and the Operating Company remains a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Operating Company’s existing credit facilities. As a special purpose entity, the Operating Company will be bankruptcy-remote and non-recourse to NMFC. In addition, the assets remaining at the Operating Company will continue to be used to secure the Operating Company’s current credit facilities.

On May 6, 2014, the Operating Company’s board of directors, and subsequently NMFC’s board of directors, declared a second quarter 2014 distribution of $0.34 per unit/share payable on June 30, 2014 to holders of record as of June 16, 2014.

On May 6, 2014, the Operating Company entered into a thirteenth amendment to the Holdings Credit Facility and NMF SLF entered into a thirteenth amendment to the SLF Credit Facility, both of which permit the Operating Company to withdraw the Operating Company’s election to be regulated as a BDC under the 1940 Act and to amend its Operating Agreement such that the Operating Company will remain a wholly-owned subsidiary of NMFC with the sole purpose of serving as a special purpose vehicle for the Holdings Credit Facility and SLF Credit Facility.

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

Basis of Accounting

The Operating Company consolidates its wholly-owned subsidiary, NMF SLF. NMFC and AIV Holdings do not consolidate the Operating Company. NMFC and AIV Holdings apply investment company master-feeder financial statement presentation, as described in Accounting Standards Codification 946, Financial Services—Investment Companies, (“ASC 946”) to their interest in the Operating Company. NMFC and AIV Holdings observe that it is also industry practice to follow the presentation prescribed for a master fund-feeder fund structure in ASC 946 in instances in which a master fund is owned by more than one feeder fund and that such presentation provides stockholders of NMFC and AIV Holdings with a clearer depiction of their investment in the master fund.

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

For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative fair value until it is called and funded.

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

GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:

Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Operating Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”), the Operating Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Operating Company holds a large position and a sale could reasonably impact the quoted price.

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

The following table summarizes the levels in the fair value hierarchy that the Operating Company’s portfolio investments fall into as of March 31, 2014:

(in thousands)	Total	Level I	Level II	Level III
First lien	$579,810	$—	$520,837	$58,973
Second lien	518,443	—	445,195	73,248
Subordinated	14,530	—	9,359	5,171
Equity and other	67,423	1,867	—	65,556
Total investments	$1,180,206	$1,867	$975,391	$202,948

NMFC is a holding company with no direct operations of its own, and its sole asset is its ownership in the Operating Company. Prior to the completion of the underwritten secondary public offering on February 3, 2014, AIV Holdings was a holding company with no direct operations of its own, and its sole asset was its ownership in the Operating Company. NMFC’s and AIV Holdings’ investments in the Operating Company are carried at fair value and represent the pro-rata interest in the net assets of the Operating Company as of the applicable reporting date. NMFC and AIV Holdings value their ownership interest on a quarterly basis, or more frequently if required under the 1940 Act.

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

Market Based Approach: The Operating Company may estimate the total enterprise value of each portfolio company by utilizing market value cash flow (EBITDA) multiples of publicly traded comparable companies.  The Operating Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies.  These factors include, but are not limited to, the type of organization, similarity to the business being valued, relevant risk factors, as well as size, profitability and growth expectations.  The Operating Company may apply an average of various relevant comparable company EBITDA multiples to the portfolio company’s latest twelve month (“LTM”) EBITDA or projected EBITDA to calculate portfolio company enterprise value.  In applying the market based approach as of March 31, 2014, the Operating Company used the relevant EBITDA ranges set forth in the table below to determine the enterprise value of investments in nine of its portfolio companies.  The Operating Company believes this was a reasonable range in light of current comparable company trading levels and the specific companies involved.

Income Based Approach: The Operating Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security’s contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment’s expected maturity date. These cash flows are discounted at a rate established utilizing a yield calibration approach, which incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. In applying the income based approach as of March 31, 2014, the Operating Company used the discount ranges set forth in the table below to value investments in ten of its portfolio companies.

(in thousands)

				Range
Type	Fair Value	Approach	Unobservable Input	Low		High		Weighted Average
First lien	$58,973	Market approach	EBITDA multiple	5.0	x	10.0	x	7.6	x
		Income approach	Discount rate	7.7%		13.8%		10.2%
Second lien	73,248	Market approach	EBITDA multiple	6.0	x	10.0	x	7.3	x
		Income approach	Discount rate	10.0%		14.2%		12.0%
Subordinated	5,171	Market approach	EBITDA multiple	7.0	x	9.0	x	8.0	x
		Income approach	Discount rate	8.4%		10.4%		9.4%
Equity and other	65,556	Market approach	EBITDA multiple	1.7	x	7.8	x	6.4	x
		Income approach	Discount rate	8.0%		18.0%		13.9%
	$202,948	Black Scholes analysis	Expected life in years	2.0		4.0		2.4
			Volatility	22.6%		36.9%		29.1%
			Discount rate	0.3%		2.8%		0.7%

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

Non-accrual income:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is reversed when a loan is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Dividend income: Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Other income:  Other income represents delayed compensation, consent or amendment fees, revolver fees, structuring fees and other miscellaneous fees received. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Other income may also include fees from bridge loans.  The Operating Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded.  A fee is received by the Operating Company for providing such commitments. Structuring fees are recognized as income when earned, usually when paid at the closing of the investment.

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

As of March 31, 2014, all investments in the Operating Company’s portfolio had an Investment Rating of 1 or 2 with the exception of two portfolio company names; one with an Investment Rating of 3 and the other with an Investment Rating of 4. As of

March 31, 2014, the Operating Company’s two super priority first lien positions in ATI Acquisition Company and related equity positions in Ancora Acquisition LLC had an Investment Rating of 4 due to the underlying business encountering significant regulatory constraints which have led to the portfolio company’s underperformance. As of March 31, 2014, the Operating Company’s two super priority first lien positions in ATI Acquisition Company remained on non-accrual status due to the inability of the portfolio company to service its interest payments for the quarter then ended and uncertainty about its ability to pay such amounts in the future. During the third quarter of 2013, the Operating Company received preferred shares and warrants in Ancora Acquisition LLC, in relation to the two super priority first lien positions in ATI Acquisition Company. As of March 31, 2014, the Operating Company’s investment in ATI Acquisition Company and Ancora Acquisition LLC had an aggregate cost basis of $1.6 million, an aggregate fair value of $0.4 million and total unearned interest income of $0.1 million for the three months then ended. Unrealized gains (losses) include a fee that the Operating Company would receive upon maturity of the two super priority first lien debt investments.

Portfolio and Investment Activity

The fair value of the Operating Company’s investments was approximately $1,180.2 million in 60 portfolio companies at March 31, 2014 and approximately $1,115.7 million in 59 portfolio companies at December 31, 2013.

The following table shows the Operating Company’s portfolio and investment activity for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended
(in millions)	March 31, 2014	March 31, 2013
New investments in 15 and 10 portfolio companies, respectively	$158.7	$112.0
Debt repayments in existing portfolio companies	40.6	61.6
Sales of securities in 5 and 8 portfolio companies, respectively	61.8	23.5
Change in unrealized appreciation on 35 and 46 portfolio companies, respectively	11.5	14.0
Change in unrealized depreciation 27 and 17 portfolio companies, respectively	(6.7)	(2.1)

At March 31, 2014 and March 31, 2013, the Operating Company’s weighted average Yield to Maturity at Cost was approximately 10.9% and 10.4%, respectively.

Recent Accounting Standards Updates

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-08, Financial Services—Investment Companies (Topic 946)—Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), which contains new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. ASU 2013-08 is effective for interim and annual periods beginning after December 15, 2013. The adoption of ASU 2013-08 is not expected to have a material impact on the Companies’ financial statements.

Results of Operations

Since NMFC and AIV Holdings are holding companies with no direct operations of their own, and their only business and sole asset are their ownership of common membership units of the Operating Company, NMFC’s and AIV Holdings’ results of operations are based on the Operating Company’s results of operations.

Under GAAP, NMFC’s IPO did not step-up the cost basis of the Operating Company’s existing investments to fair market value at the IPO date. Since the total value of the Operating Company’s investments at the time of the IPO was greater than the investments’ cost basis, a larger amount of amortization of purchase or original issue discount, and different amounts in realized gain and unrealized appreciation, may be recognized under GAAP in each period than if the step-up had occurred. This will remain until such predecessor investments are sold, repaid or mature in the future. The Operating Company tracks the transferred (or fair market) value of each of its investment as of the time of the IPO and, for purposes of the incentive fee calculation, adjusts income as if each investment was purchased at the date of the IPO (or stepped up to fair market value). The respective “Adjusted Net Investment Income” (defined as net investment income adjusted to reflect income as if the cost basis of investments held at the IPO date had stepped-up to fair market value as of the IPO date) is used in calculating both the incentive fee and dividend payments. See Item 1.—Financial Statements—Note 5, Agreements for additional details.

The following table for the Operating Company for the three months ended March 31, 2014 is adjusted to reflect the step-up to fair market value and the allocation of the incentive fees related to hypothetical capital gains out of the adjusted post-incentive fee net investment income.

(in thousands)	Three months ended March 31, 2014	Stepped-up Cost Basis Adjustments	Incentive Fee Adjustments (1)	Adjusted three months ended March 31, 2014
Investment income
Interest income	$28,139	$(42)	$—	$28,097
Dividend income	2,095	—	—	2,095
Other income	684	—	—	684
Total investment income	30,918	(42)	—	30,876
Total expenses pre-incentive fee (2)	8,663	—	—	8,663
Pre-Incentive Fee Net Investment Income	22,255	(42)	—	22,213
Incentive fee	5,970	—	(1,527)	4,443
Post-Incentive Fee Net Investment Income	16,285	(42)	1,527	17,770
Net realized gains (losses) on investments	2,780	(138)	—	2,642
Net change in unrealized appreciation of investments	4,814	180	—	4,994
Capital gains incentive fees	—	—	(1,527)	(1,527)
Net increase in members’ capital resulting from operations	$23,879			$23,879

(1)         For the three months ended March 31, 2014, the Operating Company incurred total incentive fees of $6.0 million, of which $1.5 million related to capital gains incentive fees on a hypothetical liquidation basis.

(2)         Includes expense waivers and reimbursements of $0.8 million.

For the three months ended March 31, 2014, the Operating Company had a less than $0.1 million adjustment to interest income for amortization, a decrease of $0.1 million to net realized gains and an increase of $0.2 million to net change in unrealized appreciation to adjust for the stepped-up cost basis of the transferred investments as discussed above. For the three months ended March 31, 2014, total adjusted investment income of $30.9 million consisted of approximately $26.3 million in cash interest from investments, approximately $0.8 million in PIK interest from investments, approximately $0.3 million in prepayment fees, net amortization of purchase premiums and discounts and origination fees of approximately $0.7 million, approximately $2.1 million in dividend income and approximately $0.7 million in other income. The Operating Company’s Adjusted Net Investment Income was $17.8 million for the three months ended March 31, 2014.

In accordance with GAAP, for the three months ended March 31, 2014, the Operating Company accrued $1.5 million of hypothetical capital gains incentive fee based upon the cumulative net Adjusted Realized Capital Gains and Adjusted Realized Capital Losses and the cumulative net Adjusted Unrealized Capital Appreciation and Adjusted Unrealized Capital Depreciation on investments held at the end of each period. Actual amounts paid to the Investment Adviser are consistent with the Investment Management Agreement and are based only on actual Adjusted Realized Capital Gains computed net of all Adjusted Realized Capital Losses and Adjusted Unrealized Capital Depreciation on a cumulative basis from inception through the end of each calendar year as if the entire portfolio was sold at fair value. Approximately $0.8 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of March 31, 2014, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Results of Operations for the Operating Company for the Three Months Ended March 31, 2014 and March 31, 2013

Revenue

	Three months ended		Percent
(in thousands)	March 31, 2014	March 31, 2013	Change
Interest income	$28,139	$25,043	12%
Dividend income	2,095	—	NM *
Other income	684	275	149%
Total investment income	$30,918	$25,318

* Not meaningful.

The Operating Company’s total investment income increased by $5.6 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The 22% increase in investment income results from the increase in interest and other income from the three months ended March 31, 2013 to the three months ended March 31, 2014, which was primarily attributable to larger invested balances, driven by the proceeds from the 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage from its revolving credit facilities to originate new investments and prepayment fees received associated with the early repayments or partial repayments of two different portfolio companies held by the Operating Company as of December 31, 2013. Additionally, the Operating Company’s other income increased due to structuring fees received associated with two different portfolio companies and amendment and forbearance fees received associated with three different portfolio companies held by the Operating Company as of December 31, 2013. The increase in dividend income for the three months ended March 31, 2014 was attributable to distributions received from two portfolio companies, which were recorded as dividend income.

Operating Expenses

	Three months ended		Percent
(in thousands)	March 31, 2014	March 31, 2013	Change
Management fee	$4,177	$3,568	17%
Incentive fee	4,442	3,458	28%
Capital gains incentive fee (1)	1,527	2,682	(43)%
Interest and other credit facility expenses	3,413	3,071	11%
Professional fees	862	572	51%
Administrative expenses	596	759	(21)%
Other general and administrative expenses	390	410	(5)%
Total expenses	15,407	14,520
Less: expenses waived and reimbursed	(774)	(829)	(7)%
Net expenses	$14,633	$13,691

(1)                                 Capital gains incentive fee accrual assumes a hypothetical liquidation basis.

The Operating Company’s total net operating expenses increased by $0.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The Operating Company’s management fee increased by $0.6 million and incentive fee increased by $1.0 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in management and incentive fees from the three months ended March 31, 2013 to the three months ended March 31, 2014 was attributable to larger invested balances, driven by the proceeds from the 2013 primary offerings of NMFC’s common stock, the Operating Company’s use of leverage from its revolving credit facilities to originate new investments and the receipt of a dividend distribution from one of the Operating Company’s warrant investments.  The Operating Company’s capital gains incentive fees decreased $1.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, which was attributable to lower net Adjusted Realized Capital Gains (Losses) and Adjusted Unrealized Capital Appreciation (Depreciation) of investments during the period. Approximately $0.8 million of capital gains incentive fees would be owed under the Investment Management Agreement if the Operating Company had ceased operations as of March 31, 2014, as cumulative net Adjusted Realized Gains exceeded cumulative Adjusted Unrealized Depreciation.

Interest and other credit facility expenses increased by $0.3 million during the three months ended March 31, 2014, primarily due to the increase of average debt outstanding from $198.9 million to $232.8 million for the Holdings Credit Facility and from $214.3 million to $215.0 million for the SLF Credit Facility for the three months ended March 31, 2013 compared to March 31, 2014. During the three months ended March 31, 2014, the Operating Company incurred $10.9 thousand in other expenses that were not subject to the expense cap pursuant to the administration agreement, as amended and restated (the “Administration Agreement”), with the Administrator, and further restricted by the Operating Company.

Net Realized Gains and Net Change in Unrealized Appreciation (Depreciation)

	Three months ended		Percent
(in thousands)	March 31, 2014	March 31, 2013	Change
Net realized gains on investments	$2,780	$1,044	166%
Net change in unrealized appreciation (depreciation) of investments	4,814	11,890	(60)%
Total net realized gains and net change in unrealized appreciation (depreciation) of investments	$7,594	$12,934

The Operating Company’s net realized and unrealized gains resulted in a net gain of $7.6 million for the three months ended March 31, 2014 compared to a net gain of $12.9 million for the same period in 2013. We look at net realized and unrealized gains or losses together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2014 and March 31, 2013 was primarily driven by the overall increase in the market prices of the Operating Company’s investments during the period and driven by sales or repayments of investments with fair values in excess of December 31, 2013 and December 31, 2012 valuations, resulting in net realized gains being greater than the reversal of the cumulative net unrealized gains for those investments.

Liquidity and Capital Resources

The primary use of existing funds and any funds raised in the future is expected to be for the Operating Company’s repayment of indebtedness, the Operating Company’s investments in portfolio companies, cash distributions to the Operating Company’s unit holders or for other general corporate purposes.

Since NMFC’s IPO, and through March 31, 2014, NMFC raised approximately $233.4 million in net proceeds from additional offerings of common stock and issued shares valued at approximately $288.4 million on behalf of AIV Holdings for exchanged units. NMFC acquired from the Operating Company units of the Operating Company equal to the number of shares of NMFC’s common stock sold in the additional offerings.

On February 3, 2014, NMFC completed an underwritten secondary public offering of 2,325,000 shares of its common stock on behalf of a selling stockholder, AIV Holdings, at a public offering price of $14.70 per share. In connection with the underwritten secondary public offering, the underwriters purchased an additional 346,938 shares of NMFC’s common stock from AIV Holdings with the exercise of the overallotment option to purchase up to an additional 346,938 shares of common stock. NMFC did not receive any proceeds from the sale of shares of NMFC’s common stock by AIV Holdings. The Operating Company and NMFC did not bear any expenses in connection with this offering. The offering expenses were borne by the selling stockholder, AIV Holdings. As of February 3, 2014, AIV Holdings no longer owns any units of the Operating Company and NMFC owns 100.0% of the outstanding units of the Operating Company. As a result, the Companies’ current organizational structure may be collapsed or simplified in the future.

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

At March 31, 2014 and December 31, 2013, the Operating Company had cash and cash equivalents of approximately $13.3 million and $15.0 million, respectively. Cash used in operating activities for the three months ended March 31, 2014 and March 31, 2013 was approximately $(36.6) million and $(15.8) million, respectively. We expect that all current liquidity needs by the Operating Company will be met with cash flows from operations and other activities.

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

The maximum amount of revolving borrowings available under the Holdings Credit Facility is $280.0 million, as amended on October 28, 2013. As of March 31, 2014, the Operating Company was permitted to borrow up to 45.0% or 25.0% of the purchase price of pledged first lien or non-first lien debt securities, and up to 70.0% and 45.0% of the purchase price of specified first lien debt securities and specified non-first lien debt securities, respectively, subject to approval by Wells Fargo Bank, National Association. The Holdings Credit Facility is collateralized by all of the investments of the Operating Company on an investment by investment basis. All fees associated with the origination or upsizing of the Holdings Credit Facility are capitalized on the Operating Company’s Consolidated Statement of Assets, Liabilities, and Members’ Capital and charged against income as other credit facility expenses over the life of the Holdings Credit Facility. The Holdings Credit Facility contains certain customary affirmative and negative covenants and events of default, including the occurrence of a change in control. In addition, the Holdings Credit Facility requires the Operating Company to maintain a minimum asset coverage ratio. However, the covenants are generally not tied to mark to market fluctuations in the prices of the Operating Company’s investments, but rather to the performance of the underlying portfolio companies.

The Holdings Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 2.75% per annum, as amended on May 8, 2012, and charges a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the Holdings Credit Facility for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended
(in millions)	March 31, 2014	March 31, 2013
Interest expense	$1.7	$1.5
Non-usage fee	0.1	—	(1)
Weighted average interest rate	2.9%	3.0%
Average debt outstanding	$232.8	$198.9

(1) For the three months ended March 31, 2013, the total non-usage fee was less than $50 thousand.

As of March 31, 2014 and December 31, 2013, the outstanding balance on the Holdings Credit Facility was $271.8 million and $221.8 million, respectively, and the Operating Company was not aware of any instances of non-compliance related to the Holdings Credit Facility on such dates.

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

As of March 31, 2014, the SLF Credit Facility permits borrowings of up to 70.0% of the purchase price of pledged first lien debt securities and up to 25.0% of the purchase price of specified second lien loans, of which, up to 25.0% of the aggregate outstanding loan balance of all pledged debt securities in the SLF Credit Facility is allowed to be derived from second lien loans, subject to approval by Wells Fargo Bank, National Association, as amended on March 11, 2013.

The SLF Credit Facility bears interest at a rate of LIBOR plus 2.00% per annum for first lien loans and 2.75% for second lien loans, respectively, as amended on March 11, 2013. A non-usage fee is paid, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the credit agreement).

The following table summarizes the interest expense and non-usage fees incurred by the Operating Company on the SLF Credit Facility for the three months ended March 31, 2014 and March 31, 2013:

	Three months ended
(in millions)	March 31, 2014		March 31, 2013
Interest expense	$1.2		$1.2
Non-usage fee	—	(1)	—	(1)
Weighted average interest rate	2.2%		2.2%
Average debt outstanding	$215.0		$214.3

(1)                                 For the three months ended March 31, 2014 and March 31, 2013, the total non-usage fee was less than $50 thousand.

As of March 31, 2014 and December 31, 2013, the outstanding balance on the SLF Credit Facility was $215.0 million and $214.7 million, respectively, and NMF SLF was not aware of any instances of non-compliance related to the SLF Credit Facility on such dates.

Off-Balance Sheet Arrangements

The Operating Company may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2014 and December 31, 2013, the Operating Company had outstanding commitments to third parties to fund investments totaling $14.6 million and $15.5 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.

The Operating Company may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2014 and December 31, 2013, the Operating Company did not enter into any commitment letters to purchase debt investments. As of March 31, 2014 and December 31, 2013, the Operating Company had not entered into any bridge financing commitments, which could require funding in the future.

Borrowings

The Operating Company had borrowings of $271.8 million and $221.8 million outstanding as of March 31, 2014 and December 31, 2013, respectively, under the Holdings Credit Facility. The Operating Company had borrowings of $215.0 million and $214.7 million outstanding as of March 31, 2014 and December 31, 2013, respectively, under the SLF Credit Facility.

Contractual Obligations

A summary of the Operating Company’s significant contractual payment obligations as of March 31, 2014 is as follows:

		Contractual Obligations Payments Due by Period (in millions)
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Holdings Credit Facility(1)	$271.8	$—	$271.8	$—	$—
SLF Credit Facility(2)	215.0	—	215.0	—	—
Total Contractual Obligations	$486.8	$—	$486.8	$—	$—

(1)                                 Under the terms of the $280.0 million Holdings Credit Facility, all outstanding borrowings under that facility ($271.8 million as of March 31, 2014) must be repaid on or before October 27, 2016. As of March 31, 2014, there was approximately $8.2 million of possible capacity remaining under the Holdings Credit Facility.

(2)                                 Under the terms of the $215.0 million SLF Credit Facility, all outstanding borrowings under that facility ($215.0 million as of March 31, 2014) must be repaid on or before October 27, 2016. As of March 31, 2014, there was no capacity remaining under the SLF Credit Facility.

The Operating Company has certain contracts under which it has material future commitments. The Operating Company has $14.6 million of undrawn funding commitments as of March 31, 2014 related to its participation as a lender in revolving credit facilities, delayed draw commitments or other future funding commitments of the Operating Company’s portfolio companies. As of March 31, 2014, the Operating Company did not enter into any bridge financing commitments, which could require funding in the future.

We have entered into the Investment Management Agreement with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide the Operating Company with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on its performance.

We have also entered into an Administration Agreement, with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to perform, or oversee the performance of, our financial records, our reports to stockholders / unit holders and reports filed with the Securities and Exchange Commission.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.

Distributions and Dividends

Dividends declared and paid to stockholders / unit holders of the Companies for the three months ended March 31, 2014 totaled $16.3 million.

The following table summarizes the Operating Company’s and NMFC’s quarterly cash distributions, including dividends and returns of capital, if any, per unit/share that have been declared by the Operating Company’s board of directors, and subsequently NMFC’s board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date	Payment Date	Per Share/ Unit Amount
December 31, 2014
First Quarter	March 4, 2014	March 17, 2014	March 31, 2014	$0.34
				$0.34

December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	December 31, 2013	$0.34
Third Quarter	August 7, 2013	September 16, 2013	September 30, 2013	0.34
Third Quarter	August 7, 2013	August 20, 2013	August 30, 2013	0.12	(1)
Second Quarter	May 6, 2013	June 14, 2013	June 28, 2013	0.34
First Quarter	March 6, 2013	March 15, 2013	March 28, 2013	0.34
				$1.48
December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	January 31, 2013	$0.14	(2)
Fourth Quarter	November 6, 2012	December 14, 2012	December 28, 2012	0.34
Third Quarter	August 8, 2012	September 14, 2012	September 28, 2012	0.34
Second Quarter	May 8, 2012	June 15, 2012	June 29, 2012	0.34
Second Quarter	May 8, 2012	May 21, 2012	May 31, 2012	0.23	(3)
First Quarter	March 7, 2012	March 15, 2012	March 30, 2012	0.32
				$1.71
December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	December 30, 2011	$0.30
Third Quarter	August 10, 2011	September 15, 2011	September 30, 2011	0.29
Second Quarter	August 10, 2011	August 22, 2011	August 31, 2011	0.27
				$0.86
Total				$4.39

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

The following table summarizes AIV Holdings’ quarterly cash distributions, including dividends and returns of capital, if any, that have been declared by the Operating Company’s board of directors on a per share/unit basis, and subsequently AIV Holdings’ board of directors, since NMFC’s IPO:

Fiscal Year Ended	Date Declared	Record Date		Payment Date		Amount (in millions)
December 31, 2013
Fourth Quarter	November 8, 2013	December 17, 2013	(1)	December 31, 2013		$0.9	(2)
Third Quarter	August 7, 2013	September 16, 2013	(3)	September 30, 2013		2.2
Third Quarter	August 7, 2013	August 20, 2013	(3)	August 30, 2013		0.8	(4)
Second Quarter	May 6, 2013	June 14, 2013	(5)	June 28, 2013		3.8	(6)
First Quarter	March 6, 2013	March 15, 2013	(7)	March 28, 2013	(8)	5.5	(9)
						$13.2

December 31, 2012
Fourth Quarter	December 27, 2012	December 31, 2012	(7)	January 31, 2013		$2.3	(10)
Fourth Quarter	November 6, 2012	December 14, 2012	(7)	December 28, 2012	(11)	5.5
Third Quarter	August 8, 2012	September 14, 2012	(12)	September 28, 2012		6.9	(13)
Second Quarter	May 8, 2012	June 15, 2012	(12)	June 29, 2012	(14)	6.9
Second Quarter	May 8, 2012	May 21, 2012	(12)	May 31, 2012		4.6	(15)
First Quarter	March 7, 2012	March 15, 2012	(12)	March 30, 2012	(16)	6.5
						$32.7

December 31, 2011
Fourth Quarter	November 8, 2011	December 15, 2011	(12)	December 30, 2011		$6.1
Third Quarter	August 10, 2011	September 15, 2011	(12)	September 30, 2011		5.9
Second Quarter	August 10, 2011	August 22, 2011	(12)	August 31, 2011		5.4
						$17.4
Total						$63.3

(1)                                 As of the record date, AIV Holdings owned 2,671,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(2)                                 This amount does not include the distribution to Guardian AIV of $54.2 million in connection with net proceeds from the October 17, 2013 underwritten secondary public offering of NMFC’s common stock on behalf of AIV Holdings.

(3)                                 As of the record date, AIV Holdings owned 6,571,938 units of the Operating Company. AIV Holdings received a total dividend for the amounts and subsequently AIV Holdings’ board of directors declared total dividends in the same amounts payable to the holders of record as of the record date.

(4)                                 Special dividend related to a distribution received attributable to the Operating Company’s investment in YP Equity Investors LLC.

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

(10)                          Special dividend intended to minimize to the greatest extent possible NMFC’s federal income or excise tax liability.

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

Since NMFC is a holding company, all distributions on its common stock will be paid from distributions received from the Operating Company. The Operating Company intends to make distributions to its unit holder that will be sufficient to enable NMFC to pay quarterly distributions to its stockholders and to maintain its status as a RIC. AIV Holdings was a holding company and all distributions on its common stock were paid from distributions received from the Operating Company. The Operating Company made distributions to its unit holder that were sufficient to enable AIV Holdings to pay quarterly distributions to its stockholders and maintain its status as a RIC. Under certain circumstances, the distributions that the Operating Company made to its members may not have been sufficient for AIV Holdings to satisfy the annual distribution requirement necessary for AIV Holdings to have qualified as a RIC. In that case, it was expected that Guardian AIV would consent to be treated as if it received distributions from AIV Holdings sufficient to satisfy the annual distribution requirement. Guardian AIV was required to include the consent dividend in its taxable income as a dividend from AIV Holdings, which would have resulted in phantom (i.e., non-cash) taxable income to Guardian AIV. AIV Holdings made quarterly distributions to Guardian AIV out of assets legally available for distribution each quarter. NMFC intends to distribute approximately its entire portion of the Operating Company’s Adjusted Net Investment Income on a quarterly basis and substantially its entire portion of the Operating Company’s taxable income on an annual basis, except that it may retain certain net capital gains for reinvestment.

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

AIV Holdings did not reinvest any distributions received in additional units of the Operating Company.

Related Parties

The Companies have entered into a number of business relationships with affiliated or related parties, including the following:

•                  With the completion of the secondary offering on February 3, 2014, NMFC now owns 100.0% of the units of the Operating Company.

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

•                  The Companies have entered into an Administration Agreement, with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges office space for the Companies and provides office equipment and administrative services necessary to conduct their respective day-to-day operations pursuant to the Administration Agreement. The Operating Company reimburses the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to the Companies under the Administration Agreement, including rent, the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of the Operating Company’s chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by the Operating Company, expenses payable to the Administrator by the Operating Company as well as other direct and indirect expenses (excluding interest, other credit facility expense, trading expenses and management and incentive fees) has been capped at $3.5 million for the time period from April 1, 2012 to March 31, 2013 and capped at $4.25 million for the time period from April 1, 2013 to March 31, 2014. The expense cap expired on March 31, 2014. Thereafter, the Administrator may, in its own discretion, submit to the Operating Company for reimbursement some or all of the expenses that the Administrator has incurred on behalf of the Operating Company during any quarterly period. As a result, the amount of expenses for which the Operating Company will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to the Operating Company for reimbursement in the future. However, it is expected that the Administrator will continue to support part of the expense burden of the Operating Company in the near future.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Operating Company is subject to certain financial market risks, such as interest rate fluctuations. During the three months ended March 31, 2014, certain of the loans held in the Operating Company’s portfolio had floating interest rates. As of March 31, 2014, approximately 86% of investments at fair value (excluding investments on non-accrual, revolvers, and non-interest bearing equity investments) represent floating-rate investments with a LIBOR floor (includes investments bearing prime interest rate contracts) and approximately 14% of investments represent fixed-rate investments. Additionally, the Operating Company’s senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on one-month floating LIBOR rates.

The following table estimates the potential changes in net cash flow generated from interest income and expenses, should interest rates increase by 100, 200 or 300 basis points, or decrease by 25 basis points. Interest income is calculated as revenue from interest generated from the Operating Company’s portfolio of investments held on March 31, 2014. Interest expense is calculated based on the terms of the Operating Company’s two outstanding revolving credit facilities. For the Operating Company’s floating rate credit facilities, the Operating Company uses the outstanding balance as of March 31, 2014. Interest expense on the Operating Company’s floating rate credit facilities are calculated using the interest rate as of March 31, 2014, adjusted for the hypothetical changes in rates, as shown below. The base interest rate case assumes the rates on the Operating Company’s portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2014. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2014, and are only adjusted for assumed changes in the underlying base interest rates.

Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-25 Basis Points	0.74	% (1)
Base Interest Rate	—%
+100 Basis Points	(4.44)%
+200 Basis Points	(0.13)%
+300 Basis Points	5.17%

(1)                                 Limited to the lesser of the March 31, 2014 LIBOR rates or a decrease of 25 basis points.

The Operating Company was not exposed to any foreign currency exchange risks as of March 31, 2014.

Item 4.  Controls and Procedures

(a)                                 Evaluation of Disclosure Controls and Procedures

As of March 31, 2014 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic Securities and Exchange Commission filings is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b)                                 Changes in Internal Controls Over Financial Reporting

Management has not identified any change in the Companies’ internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II. OTHER INFORMATION

The terms “we”, “us”, “our” and the “Companies” refers to the collective:  New Mountain Finance Holdings, L.L.C., New Mountain Finance Corporation and New Mountain Finance AIV Holdings Corporation.

Item 1.                            Legal Proceedings

The Companies, the Investment Adviser and the Administrator are not currently subject to any material pending legal proceedings threatened against us as of March 31, 2014. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Companies. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of securities during the quarter ended March 31, 2014.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2014, NMFC did not purchase any of its common stock in the open market.

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

10.7

Form of Amended and Restated Account Control Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Securities Intermediary(1)

10.8

First Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.9

Second Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.10

Third Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(8)

10.11

Sixth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender (11)

10.12

Seventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (12)

10.13

Eighth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (13)

10.14

Ninth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (15)

10.15

Tenth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (16)

10.16

Eleventh Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (17)

10.17	Twelfth Amendment to Amended and Restated Loan and Security Agreement between New Mountain Finance

Exhibit Number	Description
Holdings, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (18)

10.18

Loan and Security Agreement by and among New Mountain Guardian (Leveraged), L.L.C., as Collateral Administrator, New Mountain Guardian SPV Funding, L.L.C., as Borrower, each of the lenders party thereto, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (1)

10.19

First Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.20

Second Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(1)

10.21

Third Amendment to Loan and Security Agreement between New Mountain Guardian SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.22

Fourth Amendment to Loan and Security Agreement between New Mountain Finance SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.23	Fifth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(8)

10.24	Ninth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent and Wells Fargo Bank, N.A., as Lender(11)

10.25	Tenth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(12)

10.26	Eleventh Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C., as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender(13)

10.27

Twelfth Amendment to Loan and Security Agreement between New Mountain SPV Funding, L.L.C. , as Borrower, Wells Fargo Securities, LLC, as Administrative Agent, and Wells Fargo Bank, N.A., as Lender (14)

10.28

Account Control Agreement by and between New Mountain Guardian SPV Funding, L.L.C., as Pledgor, Wells Fargo Securities, LLC, as Administrative Agent on behalf of the Secured Parties, and Wells Fargo Bank, N.A., as Securities Intermediary(1)

10.29	Variable Funding Note of New Mountain Guardian SPV Funding, L.L.C., as the Borrower(11)

10.30	Form of Amended and Restated Investment Advisory and Management Agreement(10)

10.31	Form of Safekeeping Agreement among New Mountain Finance Holdings, L.L.C., Wells Fargo Securities, LLC as the Administrative Agent and Wells Fargo Bank, National Association, as Safekeeping Agent(1)

10.32	Custody Agreement by and between New Mountain Finance Corporation and U.S. Bank National Association(19)

10.33	Amended and Restated Administration Agreement(8)

10.34	Form of Trademark License Agreement(1)

10.35	Amendment No. 1 to Trademark License Agreement(8)

10.36	Form of Registration Rights Agreement(1)

10.37	Form of Indemnification Agreement by and between New Mountain Finance Corporation and each director(1)

Exhibit Number	Description
10.38	Form of Indemnification Agreement by and between New Mountain Finance Holdings, L.L.C. and each director(1)

10.39	Dividend Reinvestment Plan(4)

11.1	Computation of Per Share Earnings for New Mountain Finance Corporation (included in the notes to the financial statements contained in this report)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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

(8)                                 Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on November 14, 2011.

(9)                                 Previously filed in connection with New Mountain Finance AIV Holdings Corporation’s report on Form 8-K filed on February 29, 2012.

(10)                          Previously filed as Annex A to New Mountain Finance Corporation’s, New Mountain Finance Holdings, L.L.C.’s and New Mountain Finance AIV Holdings Corporation’s Joint Proxy Materials on Schedule 14A filed on March 28, 2012.

(11)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on May 8, 2012.

(12)                          Previously filed in connection with New Mountain Finance Corporation’s quarterly report on Form 10-Q filed on August 8, 2012.

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

(14)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 13, 2013.

(15)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on April 1, 2013.

(16)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on June 26, 2013.

(17)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on October 29, 2013.

(18)                          Previously filed in connection with New Mountain Finance Holdings, L.L.C.’s report on Form 8-K filed on March 25, 2014.

(17)                          Previously filed in connection with New Mountain Finance Corporation’s registration statement on Form N-2 Post-Effective Amendment No. 2 (File Nos. 333-189706 and 333-189707) filed on April 11, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2014.

NEW MOUNTAIN FINANCE HOLDINGS, L.L.C.
NEW MOUNTAIN FINANCE CORPORATION

By:	/s/ ROBERT A. HAMWEE
Robert A. Hamwee
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DAVID M. CORDOVA
David M. Cordova
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)